Form 10-Q
period 1995-09-30
CLOVER INCOME PROPERTIES III LP
filed 1995-11-13
CIK 844151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________

FORM  10Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended      September 30, 1995

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from            to

 Commission file number  0-19246

       CLOVER INCOME PROPERTIES III, L. P
 (Exact name of registrant as specified in its charter)

                   DELAWARE
 (State or other jurisdiction of incorporation or organization)

       22-2935727
(IRS employer identification no.)

     23 WEST PARK AVENUE, MERCHANTVILLE, NEW JERSEY 08109
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code (609) 662-1116


Former name, address and former fiscal year, if changed since last report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days  Yes    X      No


 CLOVER INCOME PROPERTIES III, L.P.
 BALANCE SHEETS
 (Unaudited)

 ASSETS


                                              September 30,      December 31,
                                                1995                1994

CURRENT ASSETS
  Cash                                        $    107,274       $    116,337
    Total current assets                           107,274            116,337


INVESTMENT IN THE WILLOWBROOK JOINT
  VENTURE, at equity                             1,896,716          1,960,652


OTHER DEFERRED COSTS, less amortization
  of $33,306 and $26,169, respectively             192,694            199,831


TOTAL ASSETS                                 $   2,196,684       $  2,276,820



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Accounts payable                           $      14,625       $     18,250
  Due to affiliates                                      -             10,395
      Total current liabilities                     14,625             28,645

PARTNERS' CAPITAL
  General partner (deficit)                        (38,095)           (37,433)
  Limited partners                               2,220,154          2,285,608
      Total partners' capital                    2,182,059          2,248,175

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $   2,196,684       $  2,276,820



 CLOVER INCOME PROPERTIES III, L.P.
 STATEMENTS OF OPERATIONS
 (Unaudited)


                                                For the Nine Months Ended
                                           September 30, 1995 September 30,1994


REVENUES
  Rental income                            $           -      $     240,393
  Interest income                                  1,646              6,679
  Other income                                         -                518
    Total revenues                                 1,646            247,590

EXPENSES
  Depreciation and amortization                    7,137             54,714
  Operating expenses                                   -            119,054
  Professional services                           36,023             15,266
  General and  administrative                      5,767              4,715
  Total expenses (Including affiliate
  transactions of $2,482 and $20,194 for
  nine months ended 09/30/95 and 09/30/94,
  respectively)                                   48,927            193,749

  Share of from The Willowbrook
   Joint Venture                                  15,822             11,480

INCOME (LOSS) BEFORE LOSS ON
SALE OF PROPERTY                                 (31,459)            65,321
LOSS ON SALE OF PROPERTY                               -           (466,357)

NET (LOSS)                                 $     (31,459)     $    (401,036)

NET (LOSS) PER
LIMITED PARTNERSHIP UNIT                   $       (4.27)     $      (54.64)



 CLOVER INCOME PROPERTIES III, L.P.
 STATEMENTS OF OPERATIONS
 (Unaudited)


                                                For the Three Months Ended
                                         September 30, 1995  September 30, 1994

REVENUES
  Rental income                          $            -      $           -
  Interest income                                   527              3,911
  Other income                                        -                  -
    Total revenues                                  527              3,911

EXPENSES
  Depreciation and amortization                   2,380              5,336
  Operating expenses                                  -              9,897
  Professional services                          22,040              2,240
  General and  administrative                       378              1,650
  Total expenses (Including affiliate
  transactions of -0- and $2,405
  for the three months ended 09/30/95
  and 09/30/94, respectively)                    24,798             19,123

  Share of (loss) from The Willowbrook
   Joint Venture                                 (8,395)              (531)

(LOSS) BEFORE LOSS ON
SALE OF PROPERTY                                (32,666)           (15,743)

LOSS ON SALE OF PROPERTY                              -           (466,357)
NET (LOSS)                               $      (32,666)      $   (482,100)

NET (LOSS) PER
LIMITED PARTNERSHIP UNIT                 $       (4.43)       $     (65.52)



 CLOVER INCOME PROPERTIES III, L.P.
 STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
 (Unaudited)


                                    General        Limited
                                    Partner        Partners       Total


Balance (Deficit) at
  January 1, 1995                 $  (37,433)   $  2,285,608    $ 2,248,175

Partners' distributions, $4.70
   per limited partnership unit         (347)        (34,310)       (34,657)

Net (Loss)                              (315)        (31,144)       (31,459)

Balance (Deficit) at
  September 30, 1995             $   (38,095)   $  2,220,154    $ 2,182,059



 CLOVER INCOME PROPERTIES III, L.P.
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                               For the Nine Months Ended
                                        September 30, 1995  September 30, 1994


OPERATING ACTIVITIES
  Cash received from rentals            $            -      $      233,621
  Cash paid for expenses                       (55,810)           (205,210)
  Interest received                              1,646               6,679
  Other income received                              -                 518
  Distributions received from The
    Willowbrook Joint Venture                   79,758              79,758

 Net cash provided by operating
    activities                                  25,594             115,366


INVESTING ACTIVITIES
  Proceeds from the sale of Property                 -           2,700,000
  Settlement cost paid from sale of Property         -             (28,813)
  Investment in The Willowbrook
    Joint Venture                                    -              (1,360)

  Net cash provided by investing
    activities                                       -           2,669,827

FINANCING ACTIVITIES
  Partner's distributions                      (34,657)         (2,941,761)

NET (DECREASE) IN CASH                          (9,063)           (156,568)

CASH, beginning of period                      116,337             269,661

CASH, end of period                      $     107,274      $      113,093



 CLOVER INCOME PROPERTIES III, L.P.
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                                 For the Nine Months Ended
                                          September 30, 1995 September 30, 1994

RECONCILIATION OF NET (LOSS)
TO CASH PROVIDED BY OPERATING ACTIVITIES

Net (loss)                                $      (31,459)    $   (401,036)

Adjustments
Depreciation and amortization                      7,137           54,714
Income from investment in The
  Willowbrook Joint Venture                      (15,822)         (11,480)
Loss on sale of Property                               -          466,357  Distributions received from The
  Willowbrook Joint Venture                       79,758           79,758
Decrease in prepaid expenses                           -            2,621
Decrease in rents receivable                           -            1,022
Decrease in utility deposits                           -              295
(Decrease) in accounts payable                    (3,625)          (7,118)
(Decrease) in accrued expenses                         -           (7,455)
(Decrease) in prepaid rents                            -           (7,794)
(Decrease) in security deposits                        -          (25,600)
(Decrease) in due to affiliates                  (10,395)         (28,918)

Total adjustments                                 57,053          516,402

Net cash provided by operating activities $       25,594    $     115,366



 CLOVER INCOME PROPERTIES III, L.P.
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)


Readers of this quarterly report should refer to the Partnership's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.  INVESTMENT IN THE WILLOWBROOK JOINT VENTURE:

On April 8, 1992, the Partnership consummated a transaction, which was effective April 1, 1992, with the Willowbrook Joint Venture, Clover Income Properties, L.P. and Clover Income Properties II, L.P., affiliated partnerships, for the acquisition by the Partnership of an interest in the Willowbrook Joint Venture (the Joint Venture), which owns the Willowbrook Apartments, a 299-unit midrise apartment complex located in Baltimore, Maryland. The Partnership acquired a 14.18% interest in the Joint Venture for a cash purchase price of $2,200,000. A summary of the Joint Venture's financial statements is as follows:


                                                              For the Nine
                                                              Months Ended
                                                           September 30, 1995


Current Assets                                             $    350,538
Investment property, net of accumulated depreciation          9,515,004
Other noncurrent assets                                           1,100
Total assets                                               $  9,866,642

Current liabilities                                        $    400,429
Capital                                                               -
  Clover Income Properties, L.P.                              3,736,160
  Clover Income Properties II, L.P.                           3,736,160
  Clover Income Properties III, L.P.                          1,993,893
        Total liabilities and capital                      $  9,866,642

        Revenues                                           $  1,523,808
        Expenses                                              1,265,376
        Net Income                                         $    258,432


 CLOVER INCOME PROPERTIES III, L.P.
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)


1.  INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):

The Joint Venture made distributions from operations to the Partnership in the amount of $79,758 during the first nine months of 1995. (Also see Note 3).

The investment in The Willowbrook Joint Venture, at equity of $1,896,716, includes amortization ($97,178) of the additional costs of the Partnership's share of the investment in the Joint Venture over the Partnership's share of the net book value of the Joint Venture on April 1, 1992. The amount by which the Partnership's share of the investment in the Joint Venture exceeds the Partnership's share of the net book value of the Joint Venture, was $651,576. This amount has been allocated to land and building in the amounts of $75,452 and $576,124, respectively. The excess costs allocable to the building are amortized over the remaining estimated useful life of the building on April 1, 1992, which is 20 years and 9 months. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

2.  TRANSACTIONS WITH AFFILIATES

Until the sale of the Mallard Green Apartments on July 1, 1994, the General Partner and its affiliates were entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of Partnership operations, and goods and services used by and for the Partnership. As compensation for property management services performed by an affiliate of the General Partner with respect to the Property, the affiliate was also entitled to a management fee in an amount not to exceed 5% of gross revenues.

 CLOVER INCOME PROPERTIES III, L.P.
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)


2.  TRANSACTIONS WITH AFFILIATES (continued):


Transactions with affiliates are summarized below:

                                      Management           Reimbursable
                                         Fees                 Costs


Amount payable at January 1, 1995     $    8,395         $       2,000

Incurred during the nine months
  ended September 30, 1995                     -                 2,484
Payments made in 1995                     (8,395)               (4,484)

Amount payable at September 30, 1995  $        -         $           -


3.  SUBSEQUENT DISTRIBUTION:

In October 1995, the Partnership received $8,862 in distributions from the Willowbrook Joint Venture. In October
1995, the Partnership made a cash distribution of $9,855 to the Limited Partners and $100 to the General Partner.

4.  GENERAL:

The Financial Statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the results for the interim period presented.
Such adjustments are of a normal recurring nature.



 THE WILLOWBROOK JOINT VENTURE
 BALANCE SHEETS
 (Unaudited)

 ASSETS

                                               September 30,   December 31,
                                                   1995             1994


CURRENT ASSETS
   Cash                                        $   134,911     $    193,081
   Prepaid expenses                                208,770          136,682
   Rents receivable                                  6,857              868
   Total Current Assets                            350,538          330,631
INVESTMENT PROPERTY, at cost                    13,420,164       13,378,885
   Less - accumulated depreciation              (3,905,160)      (3,520,401)
     Net investment property                     9,515,004        9,858,484
OTHER ASSETS
   Utility deposit                                   1,100            1,100

TOTAL ASSETS                                   $ 9,866,642     $ 10,190,215


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable                            $         -     $     17,447
   Accrued expenses                                 30,778           26,563
   Tenants' security deposits                       33,342           40,748
   Prepaid rents                                    10,030            8,936
   Due to affiliate                                326,279          326,240
        Total current liabilities                  400,429          419,934

PARTNERS' CAPITAL
   Clover Income Properties, L.P.                3,736,160        3,866,638
   Clover Income Properties II, L.P.             3,736,160        3,866,638
   Clover Income Properties III, L.P.            1,993,893        2,037,005
      Total partners' capital                    9,466,213        9,770,281

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $ 9,866,642     $ 10,190,215


 The accompanying notes are an integral part of these statements.



 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF OPERATIONS
 (Unaudited)

                                               For the Nine Months Ended
                                        September 30,1995    September 30, 1994

REVENUES
  Rental income                         $  1,500,565         $ 1,514,541
  Other income                                22,395              41,542
  Interest income                                848               2,645
       Total revenues                      1,523,808           1,558,728



EXPENSES
  Depreciation                               384,759             383,988
  Operating expenses (Including
   affiliate transactions of $16,977 and
   $89,057 for the nine months
   ended 9/30/95 and 9/30/94,
   respectively)                             873,438             931,413
  Professional services                        7,179               7,128
  General & administrative                         -               8,388
       Total expenses                      1,265,376           1,330,917
  NET INCOME                            $    258,432         $   227,811






 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF OPERATIONS
 (Unaudited)


                                              For the Three Months Ended
                                         September 30, 1995  September 30, 1994


REVENUES
  Rental income                            $   503,225         $   500,366
  Other income                                   8,778               8,010
  Interest income                                  318                 833
       Total revenues                          512,321             509,209



EXPENSES
  Depreciation                                 128,253             128,206
  Operating expenses (Including
   affiliate transactions of $114 and
   $29,163 for the three months
   ended 9/30/95 and 9/30/94,
   respectively)                               343,144             327,668
  Professional services                          2,231               2,662
  General & administrative                           -               5,467
       Total expenses                          473,628             464,003

  NET INCOME                                $   38,693         $    45,206


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF PARTNERS' CAPITAL
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
 (Unaudited)



                           Clover       Clover          Clover
                           Income       Income          Income
                         Properties,  Properties       Properties
                            L.P.       II, L.P.       III, L.P.     Total


Balance January 1, 1995 $ 3,866,638  $ 3,866,638    $  2,037,005   $ 9,770,281

Net income                  110,893      110,893          36,646       258,432

Partners' distributions    (241,371)    (241,371)        (79,758)     (562,500)

Balance September 30,
   1995                 $ 3,736,160  $ 3,736,160     $ 1,993,893   $ 9,466,213


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                                     For the Nine Months Ended
                                                   September 30,  September 30,
                                                       1995           1994


OPERATING ACTIVITIES

   Cash received from rentals                       $ 1,495,670    $ 1,517,689
   Other income received                                 22,395         41,542
   Interest income received                                 848          2,645
   Cash paid for operating expenses                    (973,304)    (1,002,733)
   Net cash provided by operating activities            545,609        559,143

INVESTING ACTIVITIES

   Cash paid for investment property                    (41,279)       (62,266)


FINANCING ACTIVITIES

   Partners' distributions                             (562,500)      (562,500)
   Partners' contributions                                    -          9,592
      Net cash (used in) financing activities          (562,000)      (552,908)


   NET (DECREASE) IN CASH                               (58,170)       (56,031)

   Cash, beginning of period                            193,081        178,813

   Cash, end of period                             $    134,911     $  122,782


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                                    For the Nine Months Ended
                                                  September 30,   September 30,
                                                      1995           1994


RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                        $   258,432    $   227,811

Adjustments
  Depreciation                                        384,759        383,988
  (Increase) in prepaid expenses                      (72,088)       (51,034)
  (Increase) in rents receivable                       (5,989)        (3,154)
  (Decrease) increase in accounts payable             (17,447)        11,770
  Increase (decrease) in accrued expenses               4,215            (74)
  (Decrease) in security deposits                      (7,406)        (4,847)
  Increase in prepaid rents                             1,094          6,302
  Increase (decrease) in due to affiliates                 39        (11,619)

Total adjustments                                     287,177        331,332
NET CASH PROVIDED BY OPERATING ACTIVITIES         $   545,609    $   559,143


 The accompanying notes are an integral part of these statements.

 THE WILLOWBROOK JOINT VENTURE
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)

Readers of this quarterly report should refer to the Joint
Venture's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.  INVESTMENT PROPERTY:

On December 17, 1987, the Joint Venture acquired the
Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.
The following is a summary of investment property as of September 30, 1995.

 Land                                         $   1,421,205
 Building                                        11,003,748
 Furniture and fixtures                             995,211
                                                 13,420,164
      Less: Accumulated depreciation             (3,905,160)
                                              $   9,515,004


2.  TRANSACTIONS WITH AFFILIATES:

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with the Partners, replaced an affiliate of the Partners as Property Manager. Until this time, as compensation for property management services performed by an affiliate of the Partners with respect to the Property, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues.

The general partners of CIP, CIP II and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the nine months ended September 30, 1995, $4,227 of such costs were incurred by the Joint Venture.

 THE WILLOWBROOK JOINT VENTURE
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)

2.  TRANSACTIONS WITH AFFILIATES (continued):

 Transactions with affiliates are summarized below:



                                          Management       Reimbursable
                                             Fees             Costs


 Amount payable at January 1, 1995       $     319,132     $      7,108
 Incurred during nine months
  ended September 30, 1995               $      12,750     $      4,227
 Payments made during 1995                     (12,750)          (4,188)
 Amount payable at
  September 30, 1995                     $     319,132     $      7,147


3.  SUBSEQUENT DISTRIBUTIONS:

In October, 1995, the Joint Venture paid total distributions of $62,500 to its partners.

4.  GENERAL:

     The financial statements reflect all adjustments which are, in the opinion of the joint venture partners, necessary for a fair statement of results for the interim periods presented. Such adjustments are of a normal recurring nature.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

     The Partnership's only remaining interest in real estate is a 14.18% interest in The Willowbrook Joint Venture, a joint venture which owns the Willowbrook Apartments. Consequently, the Partnership's primary remaining source of operating cash flow will be distributions from The Willowbrook Joint Venture.

     Cash on hand on September 30, 1995 was $107,274 as compared to $116,337 on December 31, 1994. Current funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the limited partners.

     The Partnership's net cash flow from operations was $25,594 for the nine months ended September 30, 1995 as compared to $115,366 for the same period in 1994. The decrease in net cash flow from operations for the nine months ended September 30, 1995 is attributable to a decrease in cash received from rentals as a result of the sale of Mallard Green Apartments ("Mallard Green") on July 1, 1994.

     The Willowbrook Joint Venture's net cash flow from operations was $545,609 for the nine months ended September 30, 1995 as compared to $559,143 for the same period in 1994. The decrease in cash flow from operations over the period was due to a decrease in cash received from rentals, interest and other income, partially offset by a decrease in cash paid for operating expenses.

     The General Partner believes that the Partnership's current and future cash availability will be sufficient to meet the Partnership's liquidity requirements, absent unanticipated operating costs increase or adverse market conditions.

     As of September 30, 1995, the Partnership has paid all outstanding amounts owed to Clover and its affiliates. As of September 30, 1995, The Willowbrook Joint Venture, however, owed a total of $326,279 to Clover and its affiliates, including $7,147 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

     During the second quarter of 1995, one elevator at Willowbrook Apartments was replaced for a total cost of $22,857. During the third quarter of 1995, air conditioning equipment was purchased at a cost of $18,422. These amounts are reflected in cash paid for investing activities. One common area hallway has been recarpeted and painted and additional common areas are scheduled to be recarpeted and painted during the last quarter of 1995. A roof replacement and plans to resurface and restripe the parking lot originally planned for 1995 have been indefinitely postponed.

     Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI-CL Management L.P. ("NPI"), an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI began providing day-to-day asset management services for the Partnership as well as property management services for the Joint Venture. NPI is an affiliate of National Property Investors, Inc., a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia.

     On August 17, 1995 the partners of NPI agreed to sell their interest in NPI to an affiliate of Insignia Financial Group, Inc. ("Insignia"). According to Commercial Property News and the National Multi-Housing Council, Insignia is the largest property manager in the United States. The sale of the partnership interest in NPI is subject to certain conditions and is expected to close in January 1996. The General Partner does not believe this transaction will have a significant impact on the Partnership.

Results of Operations

     Three and Nine Months Ended September 30, 1995 vs.
September 30, 1994

     Until the sale of Mallard Green, the Partnership earned revenues primarily from rental income from the Mallard Green
Apartments. Revenues from the Willowbrook Apartments are not included in the Partnership's revenues.

     There were no operating expenses for the Mallard Green
Apartments for the three and nine months ended September 30, 1995 due to the sale of the Mallard Green Apartments in 1994.

     The Partnership's loss before depreciation and amortization for the three and nine months ended September 30, 1995 was $30,286 and $24,322, as compared to $476,764 and $346,322 for the same periods in 1994. The decrease in loss before depreciation and amortization for the three and nine months ended September 30, 1995 is attributable to the loss on the sale of Mallard Green in the third quarter of 1994, partially offset by the absence of operating income from Mallard Green in 1995 and by legal and accounting costs incurred in the third quarter of 1995 in connection with efforts to sell the Willowbrook Apartments.

     Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture, for the three and nine months ended September 30, 1995 was $503,225 and $1,500,565 as compared to $500,366 and $1,514,541 for the same periods in 1994. Other income for the three and nine months ended September 30, 1995 was $8,778 and $22,395 as compared to $8,010 and $41,542 for the same periods in 1994. Interest income for the three and nine months ended September 30, 1995 was $318 and $848 as compared to $833 and $2,645 for the same periods in 1994. The decrease in rental income for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily the result of a decrease in average rental rates over the period.

     The average effective rental rates for the Willowbrook Apartments for the three and nine months ended September 30, 1995 were $1,786 and $5,360 as compared to $1,787 and $5,409 for the same periods in 1994. The average occupancy for the Willowbrook Apartments for the three and nine months ended September 30, 1995 was 94.2% and 93.6% as compared to 93.5% and 93.5% for the same periods in 1994.

     Operating expenses for the Willowbrook Apartments for the three and nine months ended September 30, 1995 were $343,144 and $873,438 as compared to $327,668 and $931,413 for the same periods in 1994. The increase in operating expenses for the three months ended September 30, 1995, as compared to the same period in 1994, is primarily due to increased costs of painting, wallcovering, carpet replacement and advertising incurred during the third quarter of 1995, partially offset by lower utility costs. The decrease in operating expenses for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily the result of decreased utility expense due to the very mild winter in the first quarter of 1995 as well as decreased salaries and wages.
 Additionally, snow removal was $860 in the first quarter of 1995, compared to $9,380 in the same period of 1994.

     The Joint Venture's income before depreciation and amortization for the three and nine months ended September 30, 1995 was $166,946 and $643,191 as compared to $173,412 and
$611,799 for the same periods in 1994. The decrease in income before depreciation and amortization for the three months ended September 30, 1995, as compared to the same period in 1994, is primarily due to increased operating expenses; partially offset by slightly higher rental income. The increase in income before depreciation and amortization for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily due to decreased operating expenses, partially offset by decreases in rental, other and interest incomes.

PART II-OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

 No report on Form 8-K was required to be filed during the period.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                         CLOVER INCOME PROPERTIES III, L.P.
                                     (Registrant)

                         By:  Crown Management Corp.


                              By:  /S/  Donald N. Love
                                   Donald N. Love, President

                              By:  /S/  Stanley E. Borucki
                                   Stanley E. Borucki, Treasurer


Date: November 13, 1995
??