Form 10-K405/A
period 1995-12-31
CLOVER INCOME PROPERTIES III LP
filed 1996-06-04
CIK 844151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____________ to _____________

                           Commission File No. 0-19246

                       CLOVER INCOME PROPERTIES III, L.P.
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-2935727
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

       23 W. PARK AVENUE, MERCHANTVILLE, NJ                08109
     (Address of principal executive offices)            (Zip Code)

       Registrant's Telephone Number, Including Area Code: (609) 662-1116

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The registrant has no voting stock. The registrant's outstanding voting securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference: The Prospectus of the registrant dated September 18, 1987 filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933 on September 30, 1987 is incorporated herein by reference in Parts I, II and III of this Annual Report on Form 10-K and Supplement No. 3 to the Prospectus dated September 12, 1988 and filed with the Commission as part of Post-Effective Amendment No. 4 to the Registrant's Registration Statement on September 13, 1988, is incorporated by reference in Part I of this Annual Report on Form 10-K. Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1996 is incorporated by reference in Part I of this Annual Report on Form 10-K.

                                     PART I

ITEM l. Business

     The Registrant, Clover Income Properties III, L.P. (the "Partnership"), is a limited partnership formed in May 1988 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in existing income-producing residential real estate properties. Crown Management Corporation, a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey corporation, is the General Partner (the "General Partner") of the Partnership. The Partnership made a public offering (the "Offering") of units (the "Units") of limited partnership interest pursuant to a Prospectus (the "Prospectus") contained in Pre-Effective Amendment No. 1 to the Partnership's Form S-11 Registration Statement (the "Registration Statement") filed with the Commission under the Securities Act of 1933 (No. 33-26129) on March 30, 1989. The Partnership supplemented the Prospectus by Supplement No. 1 dated August 25, 1989 ("Supplement No. 1"), Supplement No. 2 dated December 11, 1989 ("Supplement No. 2"), Supplement No. 3 dated February 14, 1990 ("Supplement No. 3"), and Supplement No. 4 dated March 27, 1990 ("Supplement No. 4") which incorporated and superseded Supplement No. 3, Supplement No. 5 dated April 25, 1990 (the "Cumulative Supplement") which incorporated and superseded Supplement No. 1, 2 and 4, and Supplement No. 6 dated March 27, 1991 ("Supplement No. 6").

     On March 16, 1992, the Partnership terminated the Offering upon the sale of 7,300 Units to 743 limited partners. The gross proceeds to the Partnership from the sale of such Units was $7,295,440, which amount reflects purchases net of selling commissions by officers, directors, and employees of the Partnership and its affiliates and purchases subject to reduced commissions by certain other subscribers.

     On July 1, 1994, the Partnership sold the Mallard Green Apartments ("Mallard Green"), a 76-unit garden-style residential apartment complex located outside the city limits of Charlotte, North Carolina, together with all related improvements and intangible and tangible property, to United Dominion Realty Trust, Inc. ("United Dominion") for a cash purchase price of $2,700,000. The Purchaser is not affiliated with the Partnership, and the sale was negotiated on an arms-length basis. The Partnership incurred expenses of $28,813 in connection with the sale, which were paid from the proceeds of the sale. The Partnership also set aside additional working capital reserves of $58,487 at the time of the sale. No expenses or commissions were paid to the General Partner or its affiliates in connection with the sale.

     The Partnership had acquired Mallard Green in April 1990 from an affiliate at a purchase price of $3,307,721 (the price paid by the affiliate plus its net acquisition and carrying costs), plus acquisition expenses of $14,933 and an acquisition fee of $151,456 paid to the General Partner. A more complete description of the Mallard Green Apartments and the terms of its acquisition by the Partnership is contained in the section of the Cumulative Supplement titled "Real Property Investments", and such description is incorporated herein by reference.

     The Partnership continues to own a l4.18% interest in The Willowbrook Joint Venture, a joint venture among the Partnership, Clover Income Properties, L.P. ("CIP") and Clover Income Properties II, L.P. ("CIP II"), both of which are affiliates of the Partnership. The Partnership acquired its interest in The Willowbrook Joint Venture effective April 1, 1992. The Willowbrook Joint Venture owns The Willowbrook Apartments, a 299-unit mid-rise residential apartment complex located in Baltimore, Maryland, which it acquired on December 17, 1987, at a purchase price of $12,500,000. The Partnership acquired its interest in The Willowbrook Joint Venture for a cash purchase price of $2,200,000, and the Partnership paid an acquisition fee to the General Partner in the amount of $212,030 as well as $17,609 in expenses, including legal, appraisal, accounting, title insurance and miscellaneous expenses.

     The Willowbrook Apartments are subject to risks, including competition from other rental apartment and townhouse developments in the Baltimore area, adverse local market conditions due to changes in economic conditions in the Baltimore market, the Mid-Atlantic region or nationally, area characteristics, interest rates, availability and cost of insurance coverage, changes in real estate tax rates or laws, rising utilities costs and operating expenses, rent control, governmental regulations, acts of God and other factors which are beyond the control of the Partnership.

     Services at The Willowbrook Apartments are performed by on-site personnel all of whom are employees of NPI-CL Management L.P. ("NPI"), an unaffiliated third party. Such services are provided pursuant to a written agreement providing for fees equal to 5% of the gross revenues from The Willowbrook Apartments. NPI replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager effective February 21, 1995. At the same time, other partnerships affiliated with the General Partner also engaged NPI as a property manager at rates equivalent to the rates previously paid to the prior property manager of each partnership.

     In January 1996, NPI was acquired by an affiliate of Insignia Financial Group, Inc. According to Commercial Property News and the National Multi-Housing Council, Insignia, together with its affiliates, is the largest property manager in the United States. The General Partner does not believe this transaction will have a significant impact on the Partnership.

     On February 7, 1996, The Willowbrook Joint Venture, Berwind Property Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery", and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of The Willowbrook Apartments (the "Sale").

     Pursuant to the terms of the Sale Agreement, the Buyers have agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The completion of the Sale is contingent upon the approval of the holders of more than 50% of the outstanding Units and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP and CIP II. If such approval is not obtained on or before June 30, 1996, the Sale Agreement shall be automatically cancelled and terminated.

     The preceding two paragraphs modify and supercede the description of the Sale in the Partnership's Current Report on Form 8-K, filed with the Commission pursuant to the Securities Exchange Act of 1934 on March 4, 1996.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the operations of the Partnership's business.

                                     PART II

ITEM 5. Market for the Partnership's Units of Limited Partnership Interest and Related Security Holder Matter

     There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Transferability of Units is subject to substantial restrictions, including limitations contained in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") included as an Exhibit to the Prospectus and incorporated herein by reference. As of March 1, 1996, 701 limited partners held 7,300 Units.

     Cash distributions, if any, to be distributed to the partners of the Partnership are described generally at pages 21-22 in the Prospectus, and such description is incorporated herein by reference. Distributions for 1995 and 1994 were paid quarterly in the annual amounts set forth under Item 6. Selected Financial Data.

     The General Partner maintains a policy that the only cash distributions made to the Partnership's limited partners are distributions of "net cash receipts," as defined on page A-4 of the Prospectus, which definition is incorporated herein by reference (other than distributions of proceeds from the sale of Partnership property or the liquidation of the Partnership). The total net cash receipts of the Partnership from inception through December 31, 1995 were $4,510,462. Total distributions from inception through December 31, 1995 were $4,362,904 and $9,954 was subsequently distributed in January 1996 with respect to the fourth quarter of 1995 for a total of 4,372,858. Of that amount, $3,688,192 represents a return of capital and the balance of $684,666 represents a distribution of income. Except for the July 1, 1994 distribution of $2,700,000 of the proceeds from the sale of Mallard Green, all distributions to Partners have been funded by current year net cash receipts and undistributed net cash receipts from prior years and all distributions have been made on a quarterly basis.

     On or about July 15, 1994, the Partnership distributed $2,775,022 to its Limited Partners, including $2,692,897 of net sales proceeds and $82,125 of second quarter cash flow, representing a distribution of $380.14 for each Unit of limited partnership interest owned. The Partnership also distributed $830 of second quarter cash flow to the General Partner; however, the General Partner received no proceeds from the sale of Mallard Green.

                                    PART III

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

     The Partnership's only remaining interest in real estate is a 14.18% interest in The Willowbrook Joint Venture, which owns The Willowbrook Apartments. Consequently, the Partnership's primary remaining source of operating cash flow will be distributions from The Willowbrook Joint Venture.

     Cash on hand on December 31, 1995 was $122,873 as compared to $116,337 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the limited partners.

     The Partnership's net cash flow from operations was $(13,337) for 1995 as compared to $71,070 for 1994 and $208,687 for 1993. The decrease in net cash flow from operations for 1995 and 1994 is attributable to a decrease in cash received from rentals partially offset by a corresponding decrease in cash paid for operating expenses as a result of the sale of Mallard Green on July 1, 1994.

     The Willowbrook Joint Venture's net cash flow from operations was $797,919 for 1995 as compared to $820,992 for 1994 and $715,533 for 1993. The decrease in cash flow from operations for 1995, as compared to 1994 was due to a decrease in cash received from rentals, interest and other income. The increase in cash flow from operations in 1994, as compared to 1993, was primarily due to an increase in cash received from rentals combined with an increase in other income and a decrease in cash paid for operating expenses.

     The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements over the next twelve months and the foreseeable future, absent unanticipated operating cost increases or adverse market conditions.

     If the Sale is approved by the Limited Partners and completed, the proceeds from the Sale distributed by the Joint Venture will be sufficient to cover the anticipated costs of the Sale estimated to be $832,000.

     As of December 31, 1995, the Partnership had paid all outstanding amounts owed to the General Partner and its affiliates. As of December 31, 1995, The Willowbrook Joint Venture, however, owed a total of approximately $326,000 to Allstate Management Corp., an affiliate of the General Partner, for reimbursable costs and accrued and unpaid property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

     During 1995, one elevator at The Willowbrook Apartments was replaced at a cost of $22,958; air conditioning equipment was purchased at a cost of $18,422 and other capital improvements were made at a cost of $10,810. These amounts are reflected in the Statement of Cash Flows as cash paid for investing activities. In addition, common area hallways were recarpeted in 1995. Major projects planned for 1996 at The Willowbrook Apartments, at an estimated total cost of $188,000, include the replacement of carpets and tiles, the resurfacing of the parking lot and the painting of certain hallways. Funding for these projects will be provided by The Willowbrook Joint Venture's operating cash flow. It is not anticipated that these projects will cause any increase in the realty taxes at The Willowbrook Apartments.

Results of Operations

     Until the sale of Mallard Green, the Partnership earned revenues primarily from rental income from Mallard Green. Revenues from The Willowbrook Apartments are not included in the Partnership's revenues.

     No rental income was recorded in 1995. Rental income was $240,573 in 1994 as compared to $468,295 in 1993. The decrease in 1995 from 1994 and in 1994 from 1993 is attributable to the sale of Mallard Green on July 1, 1994.

     Operating expenses were $2,402 for 1995, $121,577 for 1994 and $242,056 for 1993. The decrease in 1995 and in 1994 was due to the sale of Mallard Green.

     The Partnership had a loss after depreciation and amortization of $704,736 in 1995 and $408,670 in 1994 and income after depreciation and amortization of $92,573 in 1993. The increased loss in 1995 over 1994 was primarily due to an impairment loss on the Partnership's investment in the Joint Venture and the write off of deferred costs offset by a loss on the sale of Mallard Green incurred in 1994 and the elimination of operating and depreciation expenses in 1995, partially offset by the elimination of rental income and by legal and accounting fees incurred during 1995 in connection with efforts to sell The Willowbrook Apartments. For a further discussion of the impairment loss, see
Note 3 in the Financial Statements of the Partnership on page F-11. The impairment loss on the Partnership's investment in the Joint Venture in the amount of $472,947 and the write off of deferred costs in the amount of $190,315 was based upon a proposed sale of The Willowbrook Apartments and subsequent liquidation of the Partnership. The Partnership has reflected its investment in the Joint Venture at the lower of cost or market. Market value is based on the cash proceeds (net of settlement costs) from the sale of The Willowbrook Apartments after allocation of proceeds to The Willowbrook Joint Venture Partners. The decrease from income after depreciation and amortization in 1993, to a loss in 1994, is primarily attributable to the decrease in rental income due to the sale of Mallard Green and to the loss on the sale incurred in 1994, partially offset by the corresponding decrease in operating and depreciation expenses.

     Rental income for The Willowbrook Apartments, as operated by the Joint Venture, was $2,013,638 in 1995, as compared to $2,013,518 in 1994 and
$1,928,002 in 1993. Other income was $34,414 in 1995 as compared to $48,416 in
1994 and $34,772 in 1993. Interest income was $1,051 in 1995 as compared to $3,032 in 1994 and $5,135 in 1993.

     Rental income for 1995 was virtually unchanged from 1994. A slight improvement in occupancy rates was essentially offset by a slight decrease in rental rates. The increase in rental income for 1994 as compared to 1993 was primarily due to an increase in occupancy. The increase in other income from 1993 to 1994 and the decrease from 1994 to 1995 is primarily attributable to a $17,000 refund of health benefit overpayments received in 1994. Interest income decreased in 1994 and 1995 due to lower cash balances being maintained.

     The average effective annual rental rates per unit for The Willowbrook Apartments were $7,180 in 1995, $7,218 in 1994 and $7,270 in 1993. The average occupancy rates were 93.9% in 1995, 93.3% in 1994 and 88.7% in 1993.

     Operating expenses for The Willowbrook Apartments for 1995 were $1,225,052 as compared to $1,219,161 for 1994 and $1,186,441 for 1993. The slight increase in 1995 over 1994 was primarily due to increases in advertising expenses and repairs and maintenance, substantially offset by a decrease in real estate taxes resulting from a reduction in the property tax rates from the period ended June 30, 1994 to the period ended June 30, 1995. The increase in operating expenses for 1994 over 1993 was primarily due to increases in salaries and wages, repairs and maintenance and utilities, partially offset by decreases in advertising and marketing expenses and decreases in real estate taxes from the period ended June 30, 1993 to the period ended June 30, 1994.

     The Willowbrook Joint Venture's income after depreciation and amortization was $295,191 for 1995 as compared to $310,701 for 1994 and $251,109 for 1993.
The decrease in income after depreciation and amortization in 1995 as compared to 1994 is due to a decrease in other income combined with increases in operating expenses and professional services, partially offset by a decrease in general and administrative expenses. The increase in income after depreciation and amortization in 1994 as compared to 1993 is due to increases in rental and other income, partially offset by increases in operating expenses.

ITEM 8. Financial Statements and Supplementary Data.

                                      INDEX
                                      -----

Report of Independent Certified Public Accountants for               F-1
Clover Income Properties III, L.P.

Clover Income Properties III, L.P. Balance Sheets as                 F-2
of December 31, 1995 and 1994

Clover Income Properties III, L.P. Statements of                     F-3
Operations for each of the three years in the period ended December 31, 1995

Clover Income Properties III, L.P. Statements of                     F-4
Partners' Capital for each of the three years in the period ended December 31, 1995

Clover Income Properties III, L.P. Statements of Cash                F-5
Flows for each of the three years in the period ended
December 31, 1995

Clover Income Properties III, L.P. Summary of                        F-7
Significant Accounting Policies

Clover Income Properties III, L.P. Notes to the                      F-9
Financial Statements

Report of Independent Certified Public Accountants for              F-17
The Willowbrook Joint Venture

The Willowbrook Joint Venture Balance Sheets as of                  F-18
December 31, 1995 and 1994

The Willowbrook Joint Venture Statements of Income for              F-19
each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Statements of Partners'               F-20
Capital for each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Statements of Cash Flows              F-21
for each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Summary of Significant                F-23
Accounting Policies

The Willowbrook Joint Venture Notes to the Financial                F-24
Statements

Clover Income Properties III, L.P. Schedule III Real                F-28
Estate and accumulated depreciation for each of the three years in the period ended December 31, 1995

The Willowbrook Joint Venture Schedule III Real Estate              F-29
and accumulated depreciation for each of the three years in the period ended December 31, 1995

Crown Management Corporation Independent Auditors'                  F-30
Report

Crown Management Corporation Consolidated Balance                   F-31
Sheet

Crown Management Corporation Notes to Consolidated                  F-32
Balance Sheet

Report of Independent Certified Public Accountants



Clover Income Properties III, L.P.
Merchantville, New Jersey

We have audited the accompanying balance sheets of Clover Income Properties III, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clover Income Properties III, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                               BDO SEIDMAN, LLP


January 30, 1996, except for Note 3 which is February 7, 1996 and Note 7 which is May 16, 1996.

- --------------------------------------------------------------------------------

                                              Clover Income Properties III, L.P.

                                                                  Balance Sheets





December 31,                                             1995              1994
- -------------------------------------------------------------------------------


Assets

Cash                                                 $   122,873    $   116,337

Investment in The Willowbrook
  Joint Venture, at market in 1995
  and equity in 1994                                   1,395,454      2,160,483
                                                      ----------    -----------


                                                     $ 1,518,327    $ 2,276,820
                                                     ===========    ===========




Liabilities and Partners' Capital

Liabilities
  Accrued expenses                                   $    19,500    $    18,250
  Due to affiliates                                      --              10,395
                                                      ----------    -----------


Total liabilities                                         19,500         28,645
                                                      ----------    -----------


Partners' capital
  General partner (deficiency)                           (44,927)       (37,433)
  Limited partners                                     1,543,754      2,285,608
                                                      ----------    -----------


Total partners' capital                                1,498,827      2,248,175
                                                      ----------    -----------


                                                     $ 1,518,327    $ 2,276,820
                                                     ===========    ===========



     See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------


                                              Clover Income Properties III, L.P.

                                                        Statements of Operations




Year ended December 31,                                                         1995          1994           1993
- -----------------------------------------------------------------------------------------------------------------

Revenues
  Rental income                                                          $         -   $   240,573     $  468,295
  Interest income                                                              2,177         7,098          6,725
  Other income                                                                     -         1,430          1,243
                                                                         -----------   -----------     ----------

Total revenues                                                                 2,177       249,101        476,263
                                                                         -----------   -----------     ----------


Expenses
  Impairment loss, investment in
    The Willowbrook Joint Venture                                            663,262             -              -
  Operating expenses (including affiliate transactions
    of $18,442 in 1994 and $41,385 in 1993)                                    2,402       121,577        242,056
  Depreciation and amortization                                                9,516        57,092        106,088
  Professional services                                                       42,421        21,242         29,368
  General and administrative                                                   3,405         7,795         14,020
                                                                         -----------   -----------     ----------


Total expenses                                                               721,006       207,706        391,532
                                                                         -----------   -----------     ----------


Operating (loss) income                                                     (718,829)       41,395         84,731

(Loss) on the sale of investment property                                          -      (466,357)             -

Share of income from The Willowbrook
  Joint Venture                                                               14,093        16,292          7,842
                                                                         -----------   -----------     ----------


Net (loss) income                                                        $  (704,736)  $  (408,670)    $   92,573
                                                                         ===========   ===========     ==========


Net (loss) income per limited partnership unit                           $    (95.57)  $    (55.70)    $    12.24
                                                                         ===========   ===========     ==========



     See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                              Clover Income Properties III, L.P.

                                                 Statements of Partners' Capital



                                                                   General            Limited
                                                                   Partner           Partners               Total
- -----------------------------------------------------------------------------------------------------------------


Balance, December 31, 1992                                    $    (32,769)   $     5,876,049     $     5,843,280

Partners' distributions, $43.74
  per limited partnership unit                                      (3,225)          (319,275)           (322,500)

Net income                                                           3,225             89,348              92,573
                                                              ------------    ---------------     ---------------


Balance, December 31, 1993                                         (32,769)         5,646,122           5,613,353

Partners' distributions, $404.64
  per limited partnership unit                                      (2,636)        (2,953,872)         (2,956,508)

Net (loss)                                                          (2,028)          (406,642)           (408,670)
                                                              ------------    ---------------     ---------------


Balance, December 31, 1994                                         (37,433)         2,285,608           2,248,175

Partners' distributions, $6.05
  per limited partnership unit                                        (447)           (44,165)            (44,612)

Net (loss)                                                          (7,047)          (697,689)           (704,736)
                                                              ------------    ---------------     ---------------


Balance, December 31, 1995                                    $    (44,927)   $     1,543,754     $     1,498,827
                                                              ============    ===============     ===============



     See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                              Clover Income Properties III, L.P.

                                                        Statements of Cash Flows



Year ended December 31,                                                    1995              1994            1993
- -----------------------------------------------------------------------------------------------------------------


Operating activities
  Cash received from rentals                                       $          -     $     208,201     $   478,126
  Cash paid for operating expenses                                      (57,373)         (189,716)       (313,014)
  Interest income received                                                2,177             7,098           6,725
  Other income received                                                       -             1,430           1,243
  Distributions received from The
    Willowbrook Joint Venture                                            41,859            44,057          35,607
                                                                   ------------     -------------     -----------


Net cash (used) provided by operating activities                        (13,337)           71,070         208,687
                                                                   ------------     -------------     -----------


Investing activities
  Distributions received from
    The Willowbrook Joint Venture                                        64,485            62,287          66,317
  Proceeds from sale of Mallard Green                                         -         2,700,000               -
  Settlement costs paid from sale of Mallard Green                            -           (28,813)              -
  Investment in The Willowbrook Joint Venture                                 -            (1,360)        (10,198)
                                                                   ------------     -------------     -----------


Net cash provided by investing activities                                64,485         2,732,114          56,119
                                                                   ------------     -------------     -----------


Financing activities
  Partners' distributions                                               (44,612)       (2,956,508)       (322,500)
                                                                   ------------     -------------     -----------


Net increase (decrease) in cash                                           6,536          (153,324)        (57,694)

Cash, at beginning of year                                              116,337           269,661         327,355
                                                                   ------------     -------------     -----------


Cash, at end of year                                               $    122,873     $     116,337     $   269,661
                                                                   ============     =============     ===========



    See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                       Statements of Cash Flows



Year ended December 31,                                                     1995             1994            1993
- -----------------------------------------------------------------------------------------------------------------


Reconciliation of net (loss) income to net cash
  provided by operating activities
  Net (loss) income                                                $    (704,736)   $    (408,670)    $    92,573
                                                                   -------------    -------------     -----------


  Adjustments
    Impairment loss, investment in
      The Willowbrook Joint Venture                                      663,262                -               -
    Depreciation and amortization                                         37,282           84,857         133,853
    Share of income from The Willowbrook
      Joint Venture                                                      (41,859)         (44,057)        (35,607)
    Distributions received from The Willowbrook
      Joint Venture                                                       41,859           44,057          35,607
    Net loss on the sale of investment property                                -          466,357               -
    Decrease (increase) in rents receivable                                    -            1,022            (897)
    Decrease (increase) in prepaid expenses                                    -            2,621             (29)
    Decrease in utility deposits                                               -              295               -
    Increase (decrease) in accounts payable and
      accrued expenses                                                     1,250          (12,845)          6,961
    (Decrease) increase in prepaid rents                                       -           (7,794)          6,653
    (Decrease) increase in tenants' security deposits                          -          (25,600)          4,075
    (Decrease) in due to affiliates                                      (10,395)         (29,173)        (34,502)
                                                                   -------------    -------------     -----------


Total adjustments                                                        691,399          479,740         116,114
                                                                   -------------    -------------     -----------


Net cash (used) provided by operating activities                   $     (13,337)   $      71,070     $   208,687
                                                                   =============    =============     ===========




    See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                     Summary of Significant Accounting Policies




Rental Revenue

Rental revenue is recognized when earned, net of concessions and vacancies.

Capitalization and Amortization of Certain Costs

At December 31, 1995, deferred acquisition fees paid to an affiliate, have been written off (see Note 3). For the years ended December 31, 1994 and prior, these costs were included in the investment in The Willowbrook Joint Venture and were amortized over a two hundred and forty month period (life of the Partnership) using the straight-line method.

Income Taxes

The Partnership has not provided for federal income taxes, since all income and losses are to be allocated to the partners for inclusion in their respective tax returns. The Partnership files a state composite tax return on behalf of its non-resident partners and remits any taxes due. The tax returns, the status of the Partnership as such for tax purposes and the amount of allocable Partnership income or loss are subject to examination by the Internal Revenue Service. If such examinations result in changes with respect to the Partnership status or in changes to allocable Partnership income or loss, the tax liability of the partners could be changed accordingly.

Investment Property and Depreciation

The investment property was recorded at cost.

Depreciation was provided over the estimated useful lives of the various assets using the straight-line method. The estimated lives were 40 years for apartment buildings and twelve years for furniture and fixtures for financial reporting and income tax purposes. Maintenance and repair costs were charged to expense as incurred. Significant betterments and improvements were capitalized.

Impairment of Long-Lived Assets

A writedown for impairment will be recorded when the facts and circumstances indicate that the cost of the investment in the The Willowbrook Joint Venture including the related deferred acquisition fees may be impaired, the estimated undiscounted cash flows associated with the assets are compared to the investment's carrying amount.

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                     Summary of Significant Accounting Policies



Net (Loss) Income and Distributions Per Partnership Unit

Net (loss) income and distributions per limited partnership unit are computed from the date of the closing of the Minimum Offering (October 31, 1989) based upon net (loss) income and distributions allocated to the limited partners and the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 7,300 weighted average limited partnership units.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                  Notes to Financial Statements




1.    Organization
      and Basis of
      Accounting

Clover Income Properties III, L.P. ("CIP III") is a limited partnership which was formed on November 30, 1988, in the State of Delaware for the purpose of acquiring, operating and holding, directly or indirectly, residential real estate for investment purposes. Leases primarily have a term of one year or less. The general partner of the Partnership is Crown Management Corporation (Crown), a wholly-owned subsidiary of Clover Financial Corporation.

CIP III's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Partnership's accounts on the accrual basis of accounting according to generally accepted accounting principles (GAAP). Depreciation of the property owned by The Willowbrook Joint Venture for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, while alternative methods are used for federal income tax purposes. The net effect of these items is summarized as follows:

December 31,                            1995                        1994
- -------------------------------------------------------------------------------


                                 GAAP       Tax Basis         GAAP    Tax Basis
- -------------------------------------------------------------------------------
Total assets                  $1,518,327   $2,317,290   $2,276,820   $2,376,292
                              ==========   ==========   ==========   ==========
Partners' capital             $1,498,827   $2,297,790   $2,248,175   $2,347,646
                              ==========   ==========   ==========   ==========

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                  Notes to Financial Statements



Reconciliation of (loss) income per financial statement to (loss) income per Federal income tax return is as follows:


Year ended December 31,                                              1995         1994         1993
- ---------------------------------------------------------------------------------------------------


Net (loss) income per
      financial statement                                       $(704,736)   $(408,670)   $  92,573

Reconciling items
      Depreciation                                                (13,704)     (13,762)     (13,762)
      Impairment loss, investment in
       The Willowbrook Joint Venture
       (currently not deductible for
       tax purposes)                                              663,262         --           --
      Additional income from The
       Willowbrook Joint Venture
       resulting from different
       depreciation methods                                        49,933       49,933       49,933
                                                               ----------    ---------    ---------


Net (loss) income per federal
      income tax return                                         $  (5,245)   $(372,499)   $ 128,744
                                                                =========    =========    =========


2.    Sale of
      Investment
      Property

On July 1, 1994, CIP III sold the Mallard Green Apartments ("Mallard Green"), a 76 unit garden-style residential apartment complex located outside the city limits of Charlotte, North Carolina, together with all related improvements and intangible and tangible property to United Dominion Realty Trust, Inc. (the "Purchaser") for a cash purchase price of $2,700,000. The purchaser is not affiliated with the Partnership. A loss of $466,357 (the same as for tax purposes) has been included in operations for the year ended December 31, 1994.

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                  Notes to Financial Statements



3.    Investment
      in The
      Willowbrook
      Joint Venture

On April 8, 1992, CIP III acquired a 14.18% interest in The Willowbrook Joint Venture for $2,200,000 in cash based on an independently appraised value of $15,650,000 as of February 11, 1992. The Joint Venture was The Willowbrook Apartments, a 299 unit midrise apartment complex located in Baltimore, Maryland.

The excess of the amount paid over the net book value of the 14.18% interest in the Joint Venture purchased by CIP III amounted to $651,876. This amount has been allocated by the Joint Venture to land and building in the amounts of $75,452 and $576,124, respectively.

The excess costs allocable to the building are being amortized over the remaining estimated useful life of the building on April 1, 1992, which is 20 years and 9 months.

On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements (see Note 7 for additional information).

The sale is contingent upon, among other things, the approval by a majority of the limited partners of CIP, CIP II and CIP III. If the sale is approved by a majority of the limited partners and all the other conditions to the sale are met, the sale will be completed.

Concurrent with the sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will be distributed to its owners (CIP, CIP I and CIP II) and the Joint Venture dissolved.

Upon receipt of distribution from the Joint Venture, the limited partnership will then liquidate the net assets, distribute the proceeds and be dissolved.

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, CIP III has reflected its investment in the Joint Venture at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments after allocation of these proceeds to CIP, CIP II and CIP
III. At December 31, 1995, the charge to operations amounting to $663,262 has been reflected as an impairment loss in the statement of operations.

A summary of the Joint Venture's financial statements is as follows:

December 31,                                         1995                  1994
- -------------------------------------------------------------------------------


Other assets                                 $    322,078           $   331,731
Investment property held for sale,
  net of accumulated depreciation               9,396,753             9,858,484

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                  Notes to Financial Statements




- -------------------------------------------------------------------------------

                                                   $  9,718,831    $ 10,190,215
                                                   ============    ============

Liabilities (including $326,293
  in 1995 and $326,240
  in 1994 to affiliates)                           $   403,359     $    419,934
Capital
  Clover Income Properties, L.P.                     3,671,476        3,866,638
  Clover Income Properties II, L.P.                  3,671,476        3,866,638
  Clover Income Properties III, L.P.                 1,972,520        2,037,005
                                                   -----------     ------------

                                                  $  9,718,831     $ 10,190,215
                                                  ============     ============


Year ended December 31,                  1995             1994             1993
- -------------------------------------------------------------------------------

Revenues                      $     2,049,103    $   2,064,966    $   1,967,909
Expenses                            1,753,912        1,754,265        1,716,800
                              ---------------    -------------    -------------

Net income                    $       295,191    $     310,701    $     251,109
                              ===============    =============    =============


Depreciation on the Willowbrook Property has been provided on a straight-line basis over the estimated useful lives of the various assets as follows:

            Apartment buildings                            25 years
            Furniture and fixtures                         12 years

The Joint Venture made distributions to the Partnership in the amount of $106,344 during 1995 and 1994. The distributions represent 14.18% of the total distributions made by The Willowbrook Joint Venture.

Due to the adjustment of the investment in Joint Venture to market value, it is likely that the value of the deferred costs has been significantly impaired and recovery seems doubtful. Therefore, the costs have been written off in the current year and have been reflected as an impairment loss in the Company's statement of operations.

For the year ended December 31, 1994, deferred acquisition fees amounted to $199,831, net of accumulated amortization of $26,169.

4.    Partnership
      Agreement

Pursuant to the terms of the Partnership Agreement, the net losses through October 1989 were allocated 1% to the initial limited partner and 99% to the general partner. After the sale of the Minimum Offering and the admission of

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                  Notes to Financial Statements



additional limited partners to the Partnership, all items of income, gain and loss and distributions of cash are allocated as follows:

Net income of the Partnership from operations will be allocated as follows:

      (a) first, if the Partnership made net cash receipts distributions with respect to such period, an amount of net income up to the amount of such net cash receipts distributions shall be allocated among the partners in the same proportions as such net cash receipts distributions were distributed provided, however, that if the total amount of net income is less than the amount of net cash receipts distributions for such a period, an amount of net income equal to the amount of net cash receipts distributions distributed to the general partner and all remaining net income shall be allocated to the limited partners,

      (b) second, to those partners having deficit balances in their capital accounts in proportion to and to the extent of such deficits,

      (c) third, to those partners, if any, who have received cumulative net cash receipts distributions in the current and prior periods in an amount in excess of the cumulative amount of net income allocated to such partners in proportion to and to the extent of any such excess and,

      (d) fourth, the balance, if any, shall be allocated 10% to the general partner and 90% to the limited partners in proportion to their relative ownership of units.

Net income or gain realized by the Partnership on a sale shall be allocated in the following order of priority:

      (a) first, to the partners with negative capital account balances, proportionately based on the respective negative balances in their capital accounts until each such partner has a zero capital account balance,

      (b) second, to the limited partners until the capital account balance of each limited partner equals his adjusted capital contribution, as determined without reduction for any sale or refinancing proceeds distributed or to be distributed for the current period,

      (c) third, to the limited partners until the capital account of each limited partner equals the sum of the priority returns distributed or to be distributed to the limited partners and the amount described in subparagraph (b),

      (d) fourth, 85% to all limited partners and 15% to the limited partners entitled to receive additional returns until the capital account of

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                 Notes to Financial Statements




           each limited partner entitled to receive additional returns equals the sum of the additional return distributed or to be distributed to such limited partner and the amount described in subparagraph (c), and, then,

      (e) any remaining amounts of net income or gain shall be allocated 15% to the general partner and 85% to the limited partners in proportion to their relative ownership of units.

Net losses of the Partnership shall be allocated 1% to the general partner and 99% to the limited partners, in accordance with their relative ownership of units.

Net cash receipts shall, to the extent determined by the general partner, be distributed first until the priority distributions (a 7.0% annual noncompounded cumulative return on the adjusted capital contributions) have been fully paid, 1% to the general partner and 99% to the limited partners. Any remaining net cash receipts shall be distributed 10% to the general partner and 90% to the limited partners. Sale or refinancing proceeds shall be distributed first to the limited partners in an amount equal to their adjusted capital contributions, second, in an amount of the priority returns payable (a 12% annual noncompounded cumulative return on their adjusted capital contributions), third, 85% to all limited partners and 15% to the limited partners entitled to receive additional returns (a noncompounded, cumulative annual return with a range of 13.0% to 14.0% which is determined by partnership subscription dates) until the limited partners so entitled have received their additional returns, and fourth, any remaining proceeds to be distributed 15% to the general partner and 85% to the limited partners.

5. Transactions
   With Affiliates

Clover or its affiliates are entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of Partnership operations, and goods and services used by and for the Partnership.

As compensation for property management services performed by an affiliate of the general partner with respect to the Property, prior to its sale on July 1, 1994, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues.

Transactions with affiliates are summarized below:

                                                Reimbursable
                                Management         Costs and
                                      Fees          Advances          Total
- -------------------------------------------------------------------------------

Amount payable at
      January 1, 1993           $   52,262       $    21,808    $    74,070

Incurred during 1993                24,101            31,418         55,519

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                  Notes to Financial Statements




Payments during 1993               (46,176)          (43,845)       (90,021)
                                   -------           -------        -------

Amount payable at
      December 31, 1993             30,187             9,381         39,568

Incurred during 1994                11,716            14,521         26,237
Payments during 1994               (33,508)          (21,902)       (55,410)
                                   -------           -------        -------

- -------------------------------------------------------------------------------

                                             Clover Income Properties III, L.P.

                                                  Notes to Financial Statements




                                                 Reimbursable
                                Management          Costs and
                                      Fees           Advances           Total
- -------------------------------------------------------------------------------

Amount payable at
      December 31, 1994         $   8,395           $   2,000       $  10,395

Incurred during 1995                    -               3,405           3,405
Payments during 1995               (8,395)             (5,405)        (13,800)
                                ---------           ---------       ---------


Amount payable at
      December 31, 1995        $        -           $       -       $       -
                               ==========           =========       =========


6.    Subsequent
      Distributions

In January 1996, the Partnership made cash distributions of $99 to the general partner and $9,855 to the limited partners.

7.    Subsequent
      Event

On May 16, 1996, the agreement to sell the Willowbrook Apartments was amended. The amendment, among other things, reduced the sales price from $10,500,000 less a $315,000 credit for capital contributions to $9,850,000.

Report of Independent Certified Public Accountants



The Willowbrook Joint Venture
Merchantville, New Jersey

We have audited the accompanying balance sheets of The Willowbrook Joint Venture as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willowbrook Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                               BDO SEIDMAN, LLP


January 30, 1996, except
 for Note 2, which is
 February 7, 1996
 and Note 5 which
 is May 16, 1996.

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                                 Balance Sheets



December 31,                                             1995              1994
- -------------------------------------------------------------------------------

Assets

Cash                                              $   141,494       $   146,687
Cash held for security deposits - restricted           34,868            46,394
Rents receivable                                        7,602               868
Prepaid expenses                                      137,014           136,682
Utility deposit                                         1,100             1,100

Investment property held for sale, net of
  accumulated depreciation                          9,396,753         9,858,484
                                                  -----------       -----------

                                                  $ 9,718,831       $10,190,215
                                                  ===========       ===========



Liabilities and Partners' Capital

Liabilities
  Accounts payable                                $         -       $    17,447
  Accrued expenses                                     36,956            26,563
  Tenants' security deposits                           32,222            40,748
  Prepaid rents                                         7,888             8,936
  Due to affiliates                                   326,293           326,240
                                                  -----------       -----------

Total liabilities                                     403,359           419,934
                                                  -----------       -----------


Commitment

Partners' capital
  Clover Income Properties, L.P.                    3,671,476         3,866,638
  Clover Income Properties II, L.P.                 3,671,476         3,866,638
  Clover Income Properties III, L.P.                1,972,520         2,037,005
                                                  -----------       -----------

Total partners' capital                             9,315,472         9,770,281
                                                  -----------       -----------


                                                  $ 9,718,831       $10,190,215
                                                  ===========       ===========


    See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                           Statements of Income




Year ended December 31,                                         1995             1994             1993
- ------------------------------------------------------------------------------------------------------


Revenues
  Rental income                                      $     2,013,638    $   2,013,518    $   1,928,002
  Other income                                                34,414           48,416           34,772
  Interest income                                              1,051            3,032            5,135
                                                     ---------------    -------------    -------------

Total revenues                                             2,049,103        2,064,966        1,967,909
                                                     ---------------    -------------    -------------


Expenses
  Depreciation and amortization                              514,843          512,242          508,510
  Operating expenses (including affiliate
    transactions of $17,905 in 1995, $112,445
    in 1994 and $115,451 in 1993)                          1,225,052        1,219,161        1,186,441
  Professional services                                       14,017           11,173           12,068
  General and administrative, affiliates                           -           11,689            9,781
                                                     ---------------    -------------    -------------


Total expenses                                             1,753,912        1,754,265        1,716,800
                                                     ---------------    -------------    -------------


Net income                                           $       295,191    $     310,701    $     251,109
                                                     ===============    =============    =============



    See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                Statements of Partners' Capital





                                   Clover          Clover           Clover
                                   Income          Income           Income
                              Properties,      Properties       Properties
                                     L.P.        II, L.P.        III, L.P.          Total
- -----------------------------------------------------------------------------------------

Balance, January 1, 1993     $  4,220,846    $  4,220,846    $  2,154,052    $ 10,595,744

Capital contributions              30,836          30,836          10,197          71,869
Net income                        107,751         107,751          35,607         251,109
Partners' distributions          (308,405)       (308,405)       (101,924)       (718,734)
                             ------------    ------------    ------------    ------------


Balance, December 31, 1993      4,051,028       4,051,028       2,097,932      10,199,988

Capital contributions               4,116           4,116           1,360           9,592
Net income                        133,322         133,322          44,057         310,701
Partners' distributions          (321,828)       (321,828)       (106,344)       (750,000)
                             ------------    ------------    ------------    ------------


Balance, December 31, 1994      3,866,638       3,866,638       2,037,005    $  9,770,281

Capital contributions                --              --              --              --
Net income                        126,666         126,666          41,859         295,191
Partners' distributions          (321,828)       (321,828)       (106,344)       (750,000)
                             ------------    ------------    ------------    ------------


Balance, December 31, 1995   $  3,671,476    $  3,671,476    $  1,972,520    $  9,315,472
                             ============    ============    ============    ============


    See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                       Statements of Cash Flows




Year ended December 31,                                           1995                 1994                  1993
- -----------------------------------------------------------------------------------------------------------------


Operating activities
  Cash received from rentals                          $      2,005,856        $   2,020,702        $    1,926,352
  Interest income received                                       1,051                3,032                 5,135
  Other income received                                         34,414               48,416                34,772
  Security deposits paid                                        11,526                4,051                15,521
  Cash paid for operating expenses                          (1,254,928)          (1,255,209)           (1,266,247)
                                                      ----------------        -------------        --------------

Net cash provided by operating activities                      797,919              820,992               715,533
                                                      ----------------        -------------        --------------

Investing activities
  Cash paid for investment property                            (53,112)             (62,265)              (94,426)
                                                      ----------------        -------------        --------------

Financing activities
  Partners' distributions                                     (750,000)            (750,000)             (718,734)
  Partners' contributions                                            -                9,592                71,869
                                                      ----------------        -------------        --------------


Net cash (used) in financing activities                       (750,000)            (740,408)             (646,865)
                                                      ----------------        -------------        --------------

Net (decrease) increase in cash                                 (5,193)              18,319               (25,758)

Cash, at beginning of year                                     146,687              128,368               154,126
                                                      ----------------        -------------        --------------


Cash, at end of year                                  $        141,494        $     146,687        $      128,368
                                                      ================        =============        ==============



    See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                       Statements of Cash Flows




Year ended December 31,                                           1995                 1994                  1993
- -----------------------------------------------------------------------------------------------------------------


Reconciliation of net income to net cash
 provided by operating activities
  Net income                                          $        295,191        $     310,701        $      251,109
                                                      ----------------        -------------        --------------

  Adjustments to reconcile net income to net
    cash provided by operating activities
  Depreciation and amortization                                514,843              512,242               508,510
  (Increase) decrease in cash held
    for security deposits                                       11,526                4,051                15,521
  (Increase) decrease in rents receivable                       (6,734)               2,428                (1,929)
  (Increase) decrease in prepaid expenses                         (332)              15,508                   320
  (Decrease) increase in accounts payable                      (17,447)             (11,091)                9,308
  Increase (decrease) in accrued expenses                       10,393                  526                (2,146)
  (Decrease) in tenants' security deposits                      (8,526)              (5,816)              (15,874)
  (Decrease) increase in prepaid rents                          (1,048)               4,756                   279
  Increase (decrease) in due to affiliates                          53              (12,313)              (49,565)
                                                      ----------------        -------------        --------------

Total adjustments                                              502,728              510,291               464,424
                                                      ----------------        -------------        --------------

Net cash provided by operating activities             $        797,919        $     820,992        $      715,533
                                                      ================        =============        ==============


    See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                     Summary of Significant Accounting Policies



Impairment of
Long-Lived Assets

In the event that facts and circumstances indicate that the cost of the investment property may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated undiscounted cash flows associated with the assets would be compared to the asset's carrying amount.

Income Taxes

The Joint Venture has not provided for income taxes, since all income and losses are to be allocated to the partners for inclusion in their respective tax returns. The tax returns, the status of the Joint Venture as such for tax purposes and the amount of allocable Joint Venture income or loss are subject to examination by the Internal Revenue Service. If such examinations result in changes with respect to the joint venture status or in changes to allocable Joint Venture income or loss, the tax liability of the partners could be changed accordingly.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                  Notes to Financial Statements



1.    Organization
      and Basis of
      Accounting

The Willowbrook Joint Venture ("Joint Venture") was formed on December 17, 1987, by Clover Income Properties, L.P. (CIP) and Clover Income Properties II, L.P. (CIP II) for the purpose of acquiring, operating and holding the Willowbrook Apartments. Leases primarily have a term of one year or less. The life of the joint venture was initially set at 20 years.

On April 8, 1992, Clover Income Properties III, L.P. ("CIP III") acquired a 14.18% interest in the Joint Venture for $2,200,000 in cash, effective April 1, 1992, from CIP and CIP II, which reduced their respective ownership interest in the Joint Venture from 50% to 42.91% each. The life of the Joint Venture was extended for an additional 8 years, at that time.

The Joint Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Joint Venture's accounts on the accrual basis of accounting according to generally accepted accounting principles (GAAP). Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, while alternative methods are used for Federal income tax purposes. The net effect of this difference is summarized as follows:


December 31,                                   1995                             1994
- --------------------------------------------------------------------------------------------------

                                       GAAP          Tax Basis          GAAP          Tax Basis
- --------------------------------------------------------------------------------------------------

Total assets                    $   9,718,831    $   11,481,249    $   10,190,215     $11,809,659
                                =============    ==============    ==============     ===========

Partners' capital               $   9,315,472    $   11,077,891    $    9,770,281     $11,389,717
                                =============    ==============    ==============     ===========

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                  Notes to Financial Statements


Reconciliation of income per financial statement to income per Federal income tax return is as follows:

Year ended December 31,                         1995          1994          1993
- --------------------------------------------------------------------------------

Net income per financial
 statements                                 $295,191      $310,701      $251,109
Reconciling item
 Depreciation                                142,983       142,571       142,571
                                            --------      --------      --------

Tax basis income                            $438,174      $453,272      $393,680
                                            ========      ========      ========

2.    Investment
      Property Held
      for Sale

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments (the Property), a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements (see Note 5 for additional information).

The sale is contingent upon, among other things, the sale of all of the properties owned by affiliates of Clover Financial Corporation which are also under agreement of sale with Berwind and First Montgomery. Clover Financial Corporation is the parent company of the general partner of CIP, CIP II and CIP
III. The sale must be approved by a majority of the limited partners of CIP, CIP II and CIP III. Upon sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will then be distributed to its owners (CIP, CIP II and CIP III) and the Joint Venture dissolved.

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, the Joint Venture has reflected the investment property held for sale at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments. At December 31, 1995, the investment property held for sale was not impaired.

The following is a summary of investment property held for sale which is carried at the lower of cost or market:

December 31,                                             1995              1994
- -------------------------------------------------------------------------------


Land                                           $    1,421,205        $1,421,205
Apartment buildings                                11,006,247        10,980,891

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                  Notes to Financial Statements



Furniture and fixtures                       1,004,545               976,789
                                          ------------         -------------

                                            13,431,997            13,378,885
Less accumulated depreciation               (4,035,244)           (3,520,401)
                                         -------------         -------------


                                         $   9,396,753         $   9,858,484
                                         =============         =============


Depreciation on the property has been provided on a straight-line basis over the estimated useful lives of the various assets as follows:

      Apartment buildings                         25 years
      Furniture and fixtures                      12 years

Maintenance and repair expenses are charged to expense as incurred. Significant betterments and improvements are capitalized and depreciated over their useful lives.

3.    Transactions
      with
      Affiliates

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with the Partners, replaced an affiliate of the Partners as Property Manager. Until that time, the property was managed by the affiliate pursuant to a management agreement which provided for an annual fee not to exceed 5% of the gross revenues from the Property.

The general partner of CIP, CIP II, and CIP III and their affiliates are entitled to reimbursement for administrative services rendered to the Joint Venture, direct expenses of operations and goods and services used by and for the Joint Venture.

- -------------------------------------------------------------------------------

                                                  The Willowbrook Joint Venture

                                                  Notes to Financial Statements




Transactions with affiliates are summarized below:

                                     Management     Reimbursable
                                           Fees            Costs          Total
- -------------------------------------------------------------------------------

Amount payable at
 January 1, 1993                      $ 334,953       $  53,165       $ 388,118

Incurred during 1993                     98,313          26,919         125,232
Payments during 1993                   (114,616)        (60,181)       (174,797)
                                      ---------       ---------       ---------

Amount payable at
 December 31, 1993                      318,650          19,903         338,553

Incurred during 1994                    102,734          21,400         124,134
Payments during 1994                   (102,252)        (34,195)       (136,447)
                                      ---------       ---------       ---------


Amount payable at
 December 31, 1994                      319,132           7,108         326,240


Incurred during 1995                     12,750           5,155          17,905
Payments during 1995                    (12,750)         (5,102)        (17,852)
                                      ---------       ---------       ---------



Amount payable at
 December 31, 1995                    $ 319,132       $   7,161       $ 326,293
                                      =========       =========       =========


4.    Subsequent
      Distributions

In January 1996, the Joint Venture made cash distributions of $26,819, $26,819 and $8,862 to Clover Income Properties, L.P., Clover Income Properties II, L.P. and Clover Income Properties III, L.P., respectively.

5.    Subsequent
      Event

On May 16, 1996, the agreement to sell the Willowbrook Apartments was amended. The amendment, among other things, reduced the sales price from $10,500,000 less a $315,000 credit for capital contributions to $9,850,000.

- -------------------------------------------------------------------------------

                                                                   SCHEDULE III

                                             Clover Income Properties III, L.P.

                         Schedules of Real Estate and Accumulated Depreciation


Years Ended December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------


                                                                                                    Cost Capitalized
                                                                        Initial Cost           Subsequent to Acquisition
                                                                  -----------------------    -----------------------------
                                                                            Buildings and             Buildings and
Description                                         Encumbrances    Land    Improvements     Land    Improvements
- --------------------------------------------------------------------------------------------------------------------------

76-unit garden apartment complex
  located in Charlotte, North Carolina                     None   $363,597    $3,111,700        $-        $35,379



(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes.


(B) Reconciliation of real estate:

                                                                                1995          1994           1993
- ------------------------------------------------------------------------------------------------------------------


Balance, at beginning of year                                          $           -    $3,510,676     $3,506,941

Dispositions during year:
  Cost of real estate sold                                                         -    (3,510,676)             -

Additions during year:
  Acquisition and improvements                                                     -             -              -
                                                                       -------------    ----------     ----------


Balance, at end of year                                                $           -    $        -     $3,510,676
                                                                       =============    ==========     ==========


(C) Reconciliation of accumulated depreciation:

Balance, at beginning of year                                          $           -    $  325,555     $  236,316
Depreciation expense                                                               -        47,577         89,239
Accumulated depreciation - disposal of assets                                      -      (373,132)             -
                                                                       -------------    ----------     ----------


Balance, at end of year                                                $           -    $        -     $  325,555
                                                                       =============    ==========     ==========







- -----------------------------------------------------------------------------------------------------------------



                                             Gross Amount at Which
                                  Carried at December 31, 1995 (A)
- ------------------------------------------------------------------                                  Life on Which
                                                                                                 Depreciation Has
                      Buildings and                                         Date of         Date    Been Computed
Land                   Improvements      Total (B)    Depreciation (C) Construction     Acquired          in 1994
- -----------------------------------------------------------------------------------------------------------------

$      -                 $        -    $        -         $      -             1985       4/2/90      12-40 years


- -------------------------------------------------------------------------------

                                                                   SCHEDULE III

                                                  The Willowbrook Joint Venture

                          Schedules of Real Estate and Accumulated Depreciation



Years Ended December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Cost Capitalized
                                                                          Initial Cost             Subsequent to Acquisition
                                                                  -------------------------       -------------------------------
                                                                             Buildings and               Buildings and
Description                                         Encumbrances     Land    Improvements      Land      Improvements
- -------------------------------------------------------------------------------------------------------------------------------


299-unit mid-rise apartment complex
    located in Baltimore, Maryland                       None     $1,421,205  $11,289,276       $-        $721,516



(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, plus the additional stepped up basis due to a Section 754 election in the amount of $556,439.

(B) Reconciliation of real estate:

                                                                        1995               1994              1993
- -----------------------------------------------------------------------------------------------------------------


Balance, at beginning of year                                 $   13,378,885     $   13,316,620    $   13,222,194

Additions during year:
  Improvements, etc.                                                  53,112             62,265            94,426
                                                              --------------     --------------    --------------

Balance, at end of year                                       $   13,431,997     $   13,378,885    $   13,316,620
                                                              ==============     ==============    ==============

(C) Reconciliation of accumulated depreciation:

Balance, at beginning of year                                 $    3,520,401     $    3,008,159    $    2,499,649
Depreciation expense                                                 514,843            512,242           508,510
                                                              --------------     --------------    --------------


Balance, at end of year                                       $    4,035,244     $    3,520,401    $    3,008,159
                                                              ==============     ==============    ==============




- -----------------------------------------------------------------------------------------------------------------
                                      Gross Amount at Which
                           Carried at December 31, 1995 (A)
- -----------------------------------------------------------                                         Life on Which
                                                                                                 Depreciation Has
                      Buildings and                                         Date of         Date    Been Computed
Land                   Improvements      Total (B)    Depreciation (C) Construction     Acquired          in 1994
- -----------------------------------------------------------------------------------------------------------------

$1,421,205              $12,010,792    $13,431,997      $4,035,244             1966     12/17/87      12-25 years


Independent Auditors' Report



Crown Management Corporation and Subsidiaries
Merchantville, New Jersey

We have audited the accompanying consolidated balance sheet of Crown Management Corporation and subsidiaries (a wholly-owned subsidiary of Clover Financial Corporation) as of November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated balance sheet. an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Crown Management Corporation and subsidiaries as of November 30, 1995, in conformity with generally accepted accounting principles.



April 22, 1996

                  Crown Management Corporation and Subsidiaries
           (A Wholly-Owned Subisdiary of Clover Financial Corporation)

                           Consolidated Balance Sheet

November 30,                                                            1995


Assets
Cash                                                                $     8,918
Prepaid expenses and other assets                                         1,111
Investment in partnerships                                              317,886
                                                                    -----------
                                                                    $   327,915
                                                                    ===========

Liabilities and Stockholders' Equity

Liabilities
 Share of accumulated losses from partnerships
  in exess of investments and advances                              $    78,294
Deferred income taxes                                                    35,725
                                                                    -----------

Total liabilities                                                       114,019
                                                                    ===========

Commitments

Stockholders' equity
  Common stock, no par value
  Authorized 1,000 shares
  Issued 728 shares                                                   1,348,648
 (Deficit)                                                           (1,134,752)
                                                                    -----------

Total stockholders' equity                                              213,896
                                                                    -----------

                                                                    $   327,915
                                                                    ===========



                            See accompanying notes to
                          consolidated balance sheet.

                  Crown Management Corporation and Subsidiaries
           (A Wholly-Owned Subsidiary of Clover Financial Corporation)

                   Notes to Consolidated Financial Statements




1.       Organization
         and
         Principles
         Consolidation

Organization

Crown Management Corporation (the "Company"), a wholly-owned of subsidiary of Clover Financial Corporation (Clover), formed on April 6, 1988, is the general partner of Clover Appreciation Properties I, L.P. (CAP I) and Clover Income Properties, III, L.P. (CIP III), real estate limited partnerships.




Principles of Consolidation

The consolidated balance sheet includes the accounts of the Company and its wholly-owned subsidiaries, Environmental Concepts, Inc., Garden Hill Management Corporation and CFC Management Corporation, which are the general partners of three separate real estate limited partnerships. All significant intercompany accounts and transactions have been eliminated.




2.       Summary of
         Significant
         Accounting
         Policies


Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return with Clover. The Company and its subsidiaries have a tax-sharing agreement with Clover under which Clover agrees to pay to or for the benefit of the Company, the federal income tax liability of the consolidated group attributable to the Company and to treat the amount as a contribution to capital. The Company and its subsidiaries provide for state income taxes.


Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Deferred income taxes are recorded to reflect the net state tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

At November 30, 1995, the Company has a net deferred tax liability of $35,725. The temporary differences pertain to the Company's investment in Partnerships and the write-off of a receivable from an affiliate for financial

                  Crown Management Corporation and Subsidiaries
           (A Wholly-Owned Subsidiary of Clover Financial Corporation)

                   Notes to Consolidated Financial Statements


reporting purposes. A 100% valuation allowance has been established on the deferred tax assets since the likelihood of recognizing this benefit cannot be certain.



Had the Company and its subsidiaries provided for federal income taxes on an individual company basis, the accompanying consolidated balance sheet would have included a liability for deferred federal income taxes of approximately $140,000.




Investments

Investments in partnerships are accounted for using the equity method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.       Investment
         in
         Partnerships

Environmental Concepts, Inc., Garden Hill Management Corporation and CFC Management Corporation are the general partners in Mill Village Limited, Mt. Holly Associates Limited and Community Partners Limited, respectively, all of which are Clover sponsored limited partnerships. Generally, the profits and losses from operations, cash distributions, and gains from capital transactions are allocated 25% to the general partner and 75% to the limited partners as per their respective partnership agreements.

                  Crown Management Corporation and Subsidiaries
           (A Wholly-Owned Subsidiary of Clover Financial Corporation)

                   Notes to Consolidated Financial Statements

As of November 30, 1995, Mill Village Limited and Mt. Holly Associates Limited have ceased operations and the partnerships closed out. the following represents a summary of the financial position of Community Partners Limited as of December 31, 1995:

  December 31,                                                          1995

Mortgage Receivable                                                   $3,250,000
Cash                                                                      65,000
Other assets                                                               3,000

                                                                      ----------
Total assets                                                          $3,318,000
                                                                      ==========


Mortgage payable                                                      $1,895,000
Other liabilities                                                          2,000
Partners' capital                                                      1,421,000
                                                                      ----------
Total liabilities and partners' capital                               $3,318,000
                                                                      ==========


The Company purchased for $1,000 a 1% general partnership interest and a 98% limited partnership interest in CAP I, a partnership formed in June 1988. On January 5, 1989, the Company sold its 98% limited partnership interest to individuals affiliated with Clover for $900.


The Company's allocated losses in excess of its investments in and advances to CAP I and CIP III amounted to $35,115 and $43,179, respectively, and are recorded as a liability in the consolidated balance sheet.

4. Commitments

The Company, as a general partner in CAP I and CIP III, could be liable for, or otherwise committed to provide funds to these partnerships.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on 8-K.

     (a) The following documents are filed as part of this report:

          (1) Financial statements. See Index to Financial Statements under Item
     8. Financial Statements and Supplementary Data.

          (2) Financial statement schedules. See Index to Financial Statements under Item 8. Financial Statements and Supplementary Data.

          (3) Exhibits.

          * 3.1 Certificate of Limited Partnership (Exhibit 3.1 to the registrant's Registration Statement, No. 33-26129 filed with the Commission on December 16, 1988 (the "Registration Statement")).

          * 3.2 Amended and Restated Agreement of Limited Partnership dated October 31, 1989 (Exhibit 3.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).

          *10.1 Agreement of Purchase and Sale dated March 30, 1990 between Mallard Green Limited Partnership and the registrant for the Mallard Green Apartments (Exhibit 10.6 to Post-Effective Amendment No. 4 to the Registration Statement filed with the Commission on April 17, 1990).

           10.2 Second Amendment to Agreement of Sale dated May 6, 1996 among The Willowbrook Joint Venture, Berwind Property Group, Inc. and Montgomery Properties, Ltd.

           10.3 Third Amendment to Agreement of Sale dated May 16, 1996 among The Willowbrook Joint Venture, Berwind Property Group, Inc. and First Montgomery Properties, Ltd.

           27     Financial Data Schedule

          *99.1 The Prospectus of the Partnership dated March 30, 1989, as filed with the Commission pursuant to Rule 424(b) (3) on April 24, 1989, and included in Amendment No. 1 to the Registration Statement.

          *99.2 Supplement No. 5 dated April 25, 1990 to the Prospectus incorporating and superseding Supplements Nos. 1, 2, 3 and 4, as filed with the Commission pursuant to Rules 424(b)(3) and 424(c) on May 2, 1990 and included in Post-Effective Amendment No. 4 filed with the Commission on April 17, 1990.

          *99.3 Supplement No. 6 dated March 27, 1991 to the Prospectus and Supplement No. 5 included in Post-Effective Amendment No. 5 filed with the Commission on March 12, 1991.

          *99.4 The Partnership's Current Report on Form 8-K filed with the Commission on March 4, 1996.

- ----------

*    Incorporated by reference.

     (b) No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   ----------

     Pursuant to the Partnership Agreement and certain undertakings in the Registration Statement, the registrant is obligated to provide an Annual Report to limited partners of the Partnership on or before April 30, 1995. The Partnership will furnish copies of such report to the Commission when it is sent to the limited partners.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CLOVER INCOME PROPERTIES III, L.P.

                                    CROWN MANAGEMENT CORPORATION,
                                    General Partner


Date:  June 4, 1996                 By: /s/ Donald N. Love
                                        --------------------------------
                                        Donald N. Love, President


Date:  June 4, 1996                 By: /s/ Stanley E. Borucki
                                        --------------------------------
                                        Stanley E. Borucki, Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date:  June 4, 1996                     /s/ Donald N. Love
                                        ------------------------------------
                                        Donald N. Love, Director and
                                        President of Crown Management
                                        Corporation, the General Partner



Date:  June 4, 1996                     /s/ Steven R. Zalkind
                                        -----------------------------------
                                        Steven R. Zalkind, Director
                                        and Vice President of Crown
                                        Management Corporation, the General
                                        Partner

                                 EXHIBIT INDEX



EXHIBIT NUMBER                               EXHIBIT NAME
- --------------                               ------------

     10.2 Second Amendment to Agreement of Sale dated May 6, 1996 among the Willowbrook Joint Venture, Berwind Property Group, Inc. and
                                             Montgomery Properties, Ltd.

     10.3 Third Amendment to Agreement of Sale dated May 16, 1996 among the Willowbrook Joint Venture, Berwind Property Group, Inc. and
                                             Montgomery Properties, Ltd.

     27                                      Financial Data Schedule