Form 10QSB/A
period 1996-03-31
CLOVER INCOME PROPERTIES III LP
filed 1996-06-04
CIK 844151

- --------------------------------------------------------------------------------
            FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   (As last amended by 34-32231, eff. 6/3/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

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
                                      ---    ---


- --------------------------------------------------------------------------------

Item 1. Financial Statements



                       CLOVER INCOME PROPERTIES III, L.P.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS


                                                                      March 31,
                                                                        1996
                                                                    -----------
CASH ........................................................       $   125,946

INVESTMENT IN THE WILLOWBROOK JOINT
         VENTURE, at market .................................         1,343,487
                                                                    -----------
TOTAL ASSETS ................................................       $ 1,469,433
                                                                    ===========


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accrued expenses ............................................       $    12,719
                                                                    -----------

PARTNERS' CAPITAL (DEFICIT)
         General partner ....................................           (45,349)
         Limited partners ...................................         1,502,063
                                                                    -----------
                  Total partners' capital ...................         1,456,714
                                                                    -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT) ...........       $ 1,469,433
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                       CLOVER INCOME PROPERTIES III, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                   1996                      1995
                                                                                                 --------                  --------
REVENUES
     Interest income ...........................................................                 $    676                  $    387
                                                                                                 --------                  --------
         Total revenues ........................................................                      676                       387
                                                                                                 --------                  --------

EXPENSES
     Impairment loss, investment in joint
         venture ...............................................................                   40,000                      --
     Amortization ..............................................................                     --                       2,379
     Professional services .....................................................                    7,074                     6,199
     General and administrative ................................................                      379                     2,768
                                                                                                 --------                  --------
         Total expenses ........................................................                   47,453                    11,346
                                                                                                 --------                  --------

SHARE OF INCOME FROM THE WILLOWBROOK JOINT
     VENTURE ...................................................................                   14,619                     8,103
                                                                                                 --------                  --------

NET (LOSS) .....................................................................                 $(32,158)                 $ (2,856)
                                                                                                 ========                  ========

NET INCOME (LOSS) PER
LIMITED PARTNERSHIP UNIT .......................................................                 $  (4.36)                 $   (.39)
                                                                                                 ========                  ========

   The accompanying notes are an integral part of these financial statements.

                       CLOVER INCOME PROPERTIES III, L.P.
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


                                                                          General                 Limited
                                                                          Partner                 Partners                 Total
                                                                        -----------             -----------             -----------

Balance (Deficit) at January 1, 1996 .......................            $   (44,927)            $ 1,543,754             $ 1,498,827

Partners' distributions, $1.35 per
     limited partnership unit ..............................                   (100)                 (9,855)                 (9,955)

Net loss ...................................................                   (322)                (31,836)                (32,158)
                                                                        -----------             -----------             -----------

Balance (Deficit) at March 31, 1996 ........................            $   (45,349)            $ 1,502,063             $ 1,456,714
                           === ====                                     ===========             ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                       CLOVER INCOME PROPERTIES III, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                    1996                     1995
                                                                                                 ---------                ---------
OPERATING ACTIVITIES
     Interest income received ....................................................               $     676                $     387
     Distributions received from The Willowbrook
         Joint Venture ...........................................................                  14,619                    8,103
     Cash paid for operating expenses ............................................                 (14,234)                 (25,509)
                                                                                                 ---------                ---------

     Net cash provided by (used in) operating
         activities ..............................................................                   1,061                  (17,019)
                                                                                                 ---------                ---------

INVESTING ACTIVITIES
     Distributions received from The Willowbrook
         Joint Venture ...........................................................                  11,967                   18,483
                                                                                                 ---------                ---------

FINANCING ACTIVITIES

     Partners' distributions .....................................................                  (9,955)                 (14,746)
                                                                                                 ---------                ---------

NET INCREASE (DECREASE) IN CASH ..................................................                   3,073                  (13,282)

CASH, beginning of period ........................................................                 122,873                  116,337
                                                                                                 ---------                ---------

CASH, end of period ..............................................................               $ 125,946                $ 103,055
                                                                                                 =========                =========

   The accompanying notes are an integral part of these financial statements.

                       CLOVER INCOME PROPERTIES III, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                    1996                     1995
                                                                                                 ---------                ---------
RECONCILIATION OF NET (LOSS) TO CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net income (loss) .............................................................               $(32,158)               $ (2,856)

ADJUSTMENTS
     Impairment loss, investment in joint venture ..................................                 40,000
     Amortization ..................................................................                     --                   2,379
     Income from investment in the Willowbrook Joint
         Venture ...................................................................                (14,619)                 (8,103)
     Distributions received from the Willowbrook
         Joint Venture .............................................................                 14,619                   8,103
     Decrease in accrued expenses ..................................................                 (6,781)                 (6,147)
     Decrease in due to affiliates .................................................                     --                 (10,395)
                                                                                                   --------                --------

           Total adjustments .......................................................               $ 33,219                $(14,163)
                                                                                                   --------                --------

Net cash provided by (used in) operating activities ................................               $  1,061                $(17,019)
                                                                                                   ========                ========

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

1. INVESTMENT IN THE WILLOWBROOK JOINT VENTURE:

On April 8, 1992, the Partnership consummated a transaction which was effective April 1, 1992, with the Willowbrook Joint Venture, Clover Income Properties, L.P. ("CIP"), and Clover Income Properties II, L.P. ("CIP II"), affiliated partnerships, for the acquisition by the Partnership of an interest in the Willowbrook Joint Venture (the "Joint Venture"), which owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland. The Partnership acquired a 14.18% interest in the Joint Venture for a cash purchase price of $2,200,000. The excess of the amount paid over the net book value of the 14.18% interest in the Joint Venture purchased by CIP III amounted to $651,576. This amount was allocated by the Joint Venture to land and building in the amounts of $75,452 and $576,124, respectively.

On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement as amended on May 16, 1996, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $9,850,000.

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

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, CIP III has reflected its investment in the Joint Venture at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments after allocation of these proceeds to CIP, CIP II, and CIP III. At March 31, 1996, the CIP III's investment in the Willowbrook Joint Venture was impaired. At March 31, 1996, the charge to operations amounting to $40,000 has been reflected as an impairment loss in the Statement of Operations.

                       CLOVER INCOME PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



1. INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):

A summary of the Joint Venture's financial statements is as follows:

                                                                   Three Months
                                                                 Ended March 31,
                                                                      1996
                                                                 ---------------

Current assets .................................................      $  397,270

Investment property, net of accumulated depreciation ...........       9,276,510

Other noncurrent assets ........................................           1,100
                                                                      ----------


Total assets ...................................................      $9,674,880
                                                                      ==========



Current liabilities ............................................      $  438,232

Capital -

    Clover Income Properties, L.P. .............................       3,637,651

    Clover Income Properties II, L.P. ..........................       3,637,651

    Clover Income Properties III, L.P. .........................       1,961,346
                                                                      ----------


Total liabilities and capital ..................................      $9,674,880
                                                                      ==========



Revenues .......................................................      $  524,072

Expenses .......................................................         415,396
                                                                      ----------


Net income .....................................................      $  108,676
                                                                      ==========



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

                          THE WILLOWBROOK JOINT VENTURE
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                    March 31,
                                                                      1996
                                                                 ---------------
CURRENT ASSETS
     Cash ..................................................     $    271,377
     Cash held for security deposits-restricted ............           34,215
     Prepaid expenses ......................................           88,850
     Rents receivable ......................................            2,828
                                                                 ------------
         Total current assets ..............................          397,270
                                                                 ------------
INVESTMENT PROPERTY HELD FOR SALE ..........................       13,440,465
     Less - accumulated depreciation .......................       (4,163,955)
         Net investment property ...........................        9,276,510

OTHER ASSETS
     Utility deposit .......................................            1,100
                                                                 ------------
TOTAL ASSETS ...............................................     $  9,674,880
                                                                 ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable ......................................     $     17,500
     Accrued expenses ......................................           53,398
     Tenants' security deposits ............................           34,215
     Prepaid rents .........................................            6,826
     Due to affiliates .....................................          326,293
                                                                 ------------
         Total current liabilities .........................          438,232
                                                                 ------------

PARTNERS' CAPITAL
     Clover Income Properties, L.P. ........................        3,637,651
     Clover Income Properties II, L.P. .....................        3,637,651
     Clover Income Properties III, L.P. ....................        1,961,346
                                                                 ------------
         Total partners' capital ...........................        9,236,648
                                                                 ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ....................     $  9,674,880
                                                                 ============

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                     1996                     1995
                                                                                                   --------                 --------
REVENUES:
     Rental income ...............................................................                 $511,753                 $494,733
     Other income ................................................................                   12,181                    5,584
     Interest income .............................................................                      138                      484
                                                                                                   --------                 --------
              Total revenues .....................................................                  524,072                  500,801
                                                                                                   --------                 --------

EXPENSES:
     Depreciation ................................................................                  128,711                  128,253
     Operating expenses (including affiliate
         transactions of $16,089 for the
         three months ended March 31, 1995) ......................................                  284,747                  261,502
     Professional services .......................................................                    1,938                    4,948
                                                                                                   --------                 --------
              Total expenses .....................................................                  415,396                  394,703
                                                                                                   --------                 --------

NET INCOME .......................................................................                 $108,676                 $106,098
                                                                                                   ========                 ========

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                         STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


                                                        Clover                Clover                 Clover
                                                        Income                Income                 Income
                                                      Properties             Properties            Properties
                                                          L.P.                II, L.P.             III, L.P.               Total
                                                      -----------           -----------           -----------           -----------
Balance - January 1, 1996 ..................          $ 3,671,476           $ 3,671,476           $ 1,972,520           $ 9,315,472

Net income .................................               46,632                46,632                15,412               108,676

Partners' distributions ....................              (80,457)              (80,457)              (26,586)             (187,500)
                                                      -----------           -----------           -----------           -----------

Balance at March 31, 1996 ..................          $ 3,637,651           $ 3,637,651           $ 1,961,346           $ 9,236,648
                                                      ===========           ===========           ===========           ===========

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                   1996                      1995
                                                                                                ---------                 ---------

OPERATING ACTIVITIES:
        Cash received from rentals .............................................                $ 515,473                 $ 490,830
        Other income received ..................................................                   12,181                     5,584
        Interest income received ...............................................                      138                       484
        Security deposits paid (received) ......................................                      653                      (202)
        Cash paid for operating expenses .......................................                 (202,594)                 (224,314)
                                                                                                ---------                 ---------

               Net cash provided by operating
                     activities ................................................                  325,851                   272,382
                                                                                                ---------                 ---------

INVESTING ACTIVITIES
        Cash paid for investment property ......................................                   (8,468)                     --
                                                                                                ---------                 ---------

FINANCING ACTIVITIES
        Partners' distributions ................................................                 (187,500)                 (187,500)
                                                                                                ---------                 ---------

NET INCREASE IN CASH ...........................................................                  129,883                    84,882

Cash, beginning of period ......................................................                  141,494                   146,687
                                                                                                ---------                 ---------

Cash, end of period ............................................................                $ 271,377                 $ 231,569
                                                                                                =========                 =========

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                    1996                      1995
                                                                                                 ---------                 ---------
RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

        NET INCOME ...............................................................               $ 108,676                $ 106,098

Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation .................................................................                 128,711                  128,253
    Decrease (increase) in cash held for
        security deposits ........................................................                     653                     (202)
    Decrease in prepaid expenses .................................................                  48,164                   58,063
    Decrease (increase) in rents receivable ......................................                   4,774                   (4,129)
    Increase (decrease) in accounts payable ......................................                  17,500                   (1,849)
    Increase (decrease) in accrued expenses ......................................                  16,442                  (12,923)
    Increase (decrease) in security deposits .....................................                   1,993                   (1,194)
    (Decrease) increase prepaid rents ............................................                  (1,062)                     226
    Increase in due to affiliates ................................................                    --                         39
                                                                                                 ---------                ---------

Total adjustments ................................................................                 217,175                  166,284
                                                                                                 ---------                ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................               $ 325,851                $ 272,382
                                                                                                 =========                =========

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

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, as amended on May 16, 1996, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $9,850,000.

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

The following is a summary of investment property as of March 31, 1996.



Land .........................................       $  1,421,205

Building .....................................         11,006,247

Furniture and fixtures .......................          1,013,013
                                                     ------------
                                                       13,440,465

    Less: Accumulated depreciation ...........         (4,163,955)
                                                     ------------
                                                     $  9,276,510
                                                     ============

                          THE WILLOWBROOK JOINT VENTURE
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1996
                                   (UNAUDITED)


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

    If the Sale is approved by the Limited Partners and completed, the proceeds from the Sale distributed by the Joint Venture will be sufficient to cover the anticipated operating costs of the Sale estimated to be $832,000.

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

    The Partnership's loss after amortization for the three months ended March 31, 1996, was $32,158 compared to a loss after amortization of $2,856 for the same period in 1995. The increased loss after amortization for the three months ended March 31, 1996 is primarily due to an impairment loss on the Partnership's investment in the Willowbrook Joint Venture partially offset by an increase in the Partnership's share of income from The Willowbrook Joint Venture.

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



                              CLOVER INCOME PROPERTIES III, L.P.

                              By:     CROWN MANAGEMENT CORP.




                              By:     /s/Donald N. Love
                                      -----------------------------
                                      Donald N. Love, President



                              By:     /s/Stanley G. Borucki
                                      -----------------------------
                                      Stanley G. Borucki, Treasurer



                              Date: June 4, 1996