Form 10QSB
period 1996-06-30
CLOVER INCOME PROPERTIES III LP
filed 1996-08-14
CIK 844151

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                     ASSETS


                                                                        June 30,
                                                                          1996
 CASH                                                                  $  128,822

 INVESTMENT IN THE WILLOWBROOK JOINT
      VENTURE, at market                                                1,324,463

 TOTAL ASSETS                                                          $1,453,285


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 LIABILITIES
 Accrued expenses                                                      $   10,238

 PARTNERS' CAPITAL (DEFICIT)
      General partner                                                     (45,486)
      Limited partners                                                  1,488,533
            Total partners' capital                                     1,443,047

 TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     $1,453,285


   The accompanying notes are an integral part of these financial statements.


                       CLOVER INCOME PROPERTIES III, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended           Six Months Ended
                                           June 30,                   June 30,
                                      1996        1995           1996          1995
 REVENUES
    Interest income                $    761     $    732       $  1,437      $  1,119
       Total revenues                   761          732          1,437         1,119

 EXPENSES
    Impairment loss,
     investment in joint
     venture                             --           --         40,000            --
    Amortization                         --        2,378             --         4,757
    Professional services            11,600        7,784         18,674        13,983
    General and administrative          435        2,621            814         5,389
       Total expenses                12,035       12,783         59,488        24,129

 SHARE OF INCOME FROM THE
    WILLOWBROOK JOINT VENTURE         7,562       16,114         22,181        24,217

 NET (LOSS) INCOME                 $ (3,712)    $  4,063       $(35,870)     $  1,207

 NET (LOSS) INCOME PER LIMITED
    PARTNERSHIP UNIT               $   (.51)    $    .55       $  (4.87)     $    .16


   The accompanying notes are an integral part of these financial statements.


                       CLOVER INCOME PROPERTIES III, L.P.
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)


                                              General        Limited
                                              Partner        Partners        Total
 Balance (Deficit) at January 1, 1996       $  (44,927)    $ 1,543,754    $ 1,498,827

 Partners' distributions, $2.70 per
   limited partnership unit                       (200)        (19,710)       (19,910)

 Net loss                                         (359)        (35,511)       (35,870)

 Balance (Deficit) at June 30, 1996         $  (45,486)    $ 1,488,533    $ 1,443,047

   The accompanying notes are an integral part of these financial statements.


                       CLOVER INCOME PROPERTIES III, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               1996            1995
 OPERATING ACTIVITIES
    Interest income received                                 $   1,437       $   1,119
    Distributions received from The Willowbrook
       Joint Venture                                            22,181          24,217
    Cash paid for operating expenses                           (28,750)        (38,267)

       Net cash used in operating activities                    (5,132)        (12,931)

 INVESTING ACTIVITIES
    Distributions received from The Willowbrook
       Joint Venture                                            30,991          28,955

 FINANCING ACTIVITIES

    Partners' distributions                                    (19,910)        (24,703)

 NET INCREASE (DECREASE) IN CASH                                 5,949          (8,679)

 CASH, beginning of period                                     122,873         116,337

 CASH, end of period                                         $ 128,822       $ 107,658


   The accompanying notes are an integral part of these financial statements.

                       CLOVER INCOME PROPERTIES III, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                               1996             1995
 RECONCILIATION OF NET INCOME TO CASH

 USED IN OPERATING ACTIVITIES

    Net (loss) income                                        $ (35,870)      $   1,207

 ADJUSTMENTS
    Impairment loss, investment in joint venture                40,000              --
    Amortization                                                    --           4,757
    Income from investment in the Willowbrook
       Venture                                                 (22,181)        (24,217)
    Distributions received from the Willowbrook
       Joint Venture                                            22,181          24,217
    Decrease in accrued expenses                                (9,262)         (8,500)
    Decrease in due to affiliates                                   --         (10,395)

       Total adjustments                                        30,738         (14,138)

 Net cash provided by operating activities                   $  (5,132)      $ (12,931)


   The accompanying notes are an integral part of these financial statements.

                       CLOVER INCOME PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


Readers of this quarterly report should refer to Clover Income Properties III, L.P. ("Partnership") audited financial statements as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

On February 7, 1996, the Joint Venture, Berwind Properties Group, Inc. ("Berwind"), and First Montgomery Properties, Ltd. ("First Montgomery" and with Berwind the "Buyer's"), executed an agreement of Sale (as amended the "Sale Agreement") concerning the sale of The Willowbrook Apartments (the "Sale").

Pursuant to the terms of the Sale Agreement, the Buyers agreed to purchase the Willowbrook Apartments for the purchase price of $9,850,000. The Sale was contingent upon the approval of the holders of more than 50% of the outstanding units of limited partnership interest in the Partnership and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP and CIP II. Such approval was obtained and the sale of Willowbrook Apartments was closed on July 23, 1996.

Subsequent to the sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will be distributed to its owners (CIP, CIP II, and CIP III) and the Joint Venture dissolved.

Upon receipt of distribution from the Joint Venture, the limited partnership will then liquidate the net assets, distribute the proceeds and be dissolved.

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, the Partnership has reflected its investment in the Joint Venture and the related deferred acquisition fees at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments after allocation of these proceeds to the Partnership, CIP, and CIP II.

1. INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):

A summary of the Joint Venture's financial statements is as follows:


                                                                Six Months
                                                              Ended June 30,
                                                                  1996
    Current assets                                             $   417,055
    Investment property, net of accumulated                      9,165,347
    Other noncurrent assets                                          1,100

    Total assets                                               $ 9,583,502

    Current liabilities                                        $   475,437
    Capital -
       Clover Income Properties, L.P.                            3,582,476
       Clover Income Properties II, L.P.                         3,582,476
       Clover Income Properties III, L.P.                        1,943,113

    Total liabilities and capital                              $ 9,583,502

    Revenues                                                   $ 1,062,908
    Expenses                                                       895,315

    Net income                                                 $   167,593


The Joint Venture made distributions from operations to the Partnership in the amount of $53,172 during the first six months of 1996. (Also, see Note 2).

The investment in The Willowbrook Joint Venture, at market of $1,324,463, includes amortization ($104,910) of the additional costs of the Partnership's share of the investment in the Joint Venture over the Partnership's share of the net book value of the Joint Venture on April 1, 1992. Also included is an impairment loss of $40,000 and $472,947 which was recorded at March 31, 1996, and December 31, 1995, respectively. The amount by which the Partnership's share of the investment in the Joint Venture exceeds the Partnership's share of the net book value of the Joint Venture was $651,576. This amount has been allocated to land and building in the amounts of $75,452 and $576,124, respectively. The excess costs allocable to the building are amortized over the remaining estimated useful life of the building on April 1, 1992, which is 20 years and 9 months. Therefore, the amount of the investment reflected here does not correspond to the Partnership's capital account balance in the Joint Venture due to the adjustments indicated above.

2. SUBSEQUENT DISTRIBUTIONS:

In July 1996, the Partnership received an $8,862 distribution from the Willowbrook Joint Venture. The Partnership made a cash distribution in July 1996 of $9,855 to the limited partners and $100 to the General Partner.

3. GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the results for the interim period presented. Such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.



                          THE WILLOWBROOK JOINT VENTURE
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                          June 30,
                                                                           1996
 CURRENT ASSETS
    Cash                                                               $   357,202
    Cash held for security deposits-restricted                              34,225
    Prepaid expenses                                                        23,144
    Rents receivable                                                         2,484
       Total current assets                                                417,055
 INVESTMENT PROPERTY HELD FOR SALE                                      13,458,013
    Less - accumulated depreciation                                     (4,292,666)
       Net investment property                                           9,165,347

 OTHER ASSETS
    Utility deposit                                                          1,100

 TOTAL ASSETS                                                          $ 9,583,502


                           LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
    Accounts payable                                                   $    53,146
    Accrued expenses                                                        55,247
    Tenants' security deposits                                              34,225
    Prepaid rents                                                            6,526
    Due to affiliates                                                      326,293
       Total current liabilities                                           475,437

 PARTNERS' CAPITAL
    Clover Income Properties, L.P.                                       3,582,476
    Clover Income Properties II, L.P.                                    3,582,476
    Clover Income Properties III, L.P.                                   1,943,113
       Total partners' capital                                           9,108,065

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $ 9,583,502

        The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                   1996           1995          1996           1995
 REVENUES:
    Rental income              $  524,691     $  502,607    $1,036,444     $  997,340
    Other income                   14,100          8,033        26,281         13,617
    Interest income                    45             46           183            530
          Total revenues          538,836        510,686     1,062,908      1,011,487

 EXPENSES:
    Depreciation                  128,711        128,253       257,422        256,506
    Operating expenses
       (including affiliate
       transactions of $774
       and $16,863 for the
       three and six months
       ended June 30, 1995)       314,657        268,792       599,404        530,294
    Professional services          36,551             --        38,489          4,948
          Total expenses          479,919        397,045       895,315        791,748

 NET INCOME                    $   58,917     $  113,641    $  167,593     $  219,739

        The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                         STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                  Clover         Clover        Clover
                                  Income         Income        Income
                                Properties     Properties    Properties
                                    L.P.        II, L.P.      III, L.P.      Total
 Balance - January 1, 1996       $3,671,476    $3,671,476    $1,972,520    $9,315,472

 Net income                          71,914        71,914        23,765       167,593

 Partners' distributions           (160,914)     (160,914)      (53,172)     (375,000)

 Balance at June 30, 1996        $3,582,476    $3,582,476    $1,943,113    $9,108,065

        The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               1996            1995
 OPERATING ACTIVITIES:
      Cash received from rentals                            $1,040,200      $  993,833
      Other income received                                     26,281          13,617
      Interest income received                                     183             530
      Security deposits paid (received)                            643          10,543
      Cash paid for operating expenses                        (450,583)       (437,784)

           Net cash provided by operating
               activities                                      616,724         580,739

 INVESTING ACTIVITIES
      Cash paid for investment property                        (26,016)        (22,857)

 FINANCING ACTIVITIES
      Partners' distributions                                 (375,000)       (375,000)

 NET INCREASE IN CASH                                          215,708         182,882

 Cash, beginning of period                                     141,494         146,687

 Cash, end of period                                        $  357,202      $  329,569

        The accompanying notes are an integral part of these statements.



                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                               1996            1995
 RECONCILIATION OF NET INCOME
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES

      NET INCOME                                             $ 167,593       $ 219,739

 Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation                                                 257,422         256,506
  Decrease in cash held for security deposits                      643          10,543
  Decrease in prepaid expenses                                 113,870         121,887
  Decrease in rents receivable                                   5,118          (6,320)
  Increase (decrease) in accounts payable                       53,146         (17,447)
  Increase (decrease) in accrued expenses                       18,291          (4,069)
  Increase (decrease) in security deposits                       2,003          (2,952)
  (Decrease) increase prepaid rents                             (1,362)          2,813
  Increase in due to affiliates                                     --              39

 Total adjustments                                             449,131         361,000

 NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 616,724       $ 580,739

      The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


Readers of this quarterly report should refer to The Willowbrook Joint Venture's ("Joint Venture") audited financial statements as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.  INVESTMENT PROPERTY HELD FOR SALE:

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.

On February 7, 1996, the Joint Venture, Berwind Properties Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery" and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of The Willowbrook Apartments (the "Sale").

Pursuant to the terms of the Sale Agreement, the Buyers agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The Sale was contingent upon the approval by a majority of the limited partners of CIP, CIP II, and CIP III. Such approval was obtained and the Sale of Willowbrook Apartments was closed on July 23, 1996.

Due to the sale of The Willowbrook Apartments and subsequent liquidation of the Partnership, the Joint Venture has reflected the investment property held for sale at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments. At June 30, 1996, the investment property held for sale was not impaired.

The following is a summary of investment property as of June 30, 1996.


Land                                                    $ 1,421,205
Building                                                 11,006,247
Furniture and fixtures                                    1,030,561
                                                         13,458,013
 Less: Accumulated depreciation                          (4,292,666)
                                                        $ 9,165,347


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

The general partners of CIP, CIP II, and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the six months ended June 30, 1995, $4,113 of such costs were incurred by the Joint Venture. Property management fees of $12,750 were incurred and paid for the six months ended June 30, 1995, to an affiliate of the general partner. During the six months ended June 30, 1996, there were no transactions with affiliates.

As of June 30, 1996, The Willowbrook Joint Venture owed a total of $326,293 to Clover and its affiliates, including $7,161 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from the proceeds of the Sale of the Willowbrook Apartments.

3.  SUBSEQUENT DISTRIBUTIONS:

In July 1996, the Joint Venture paid total distributions of $62,500 to its partners.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity, and Capital Resources

 The Partnership's only remaining interest in real estate is a 14.18% interest in The Willowbrook Joint Venture, a joint venture which owned the Willowbrook Apartments. Consequently, the Partnership's primary remaining source of operating cash flow will be distributions from The Willowbrook Joint Venture.

 On February 7, 1996, the Willowbrook Joint Venture, Berwind Property Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery", and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of Willowbrook Apartments (the "Sale").

 Pursuant to the terms of the Sale Agreement, the Buyers agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The Sale was contingent upon the approval of the holders of more than 50% of the outstanding Units and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP and CIP II. Such approval was obtained and the sale of Willowbrook Apartments was closed on July 23, 1996.

 Cash on hand on June 30, 1996 was $128,822 compared to $122,873 on December 31, 1995. Current funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the limited partners.

 The Partnership's net cash flow used in operations was $5,132 for the six months ended June 30, 1996, compared to cash flow used in operations of $12,931 for the same period in 1995. The decrease in net cash flow used in operations for the six months ended June 30, 1996, is attributable to a decrease in cash paid for operating expenses.

 The Joint Venture's net cash flow from operations was $616,724 for the six months ended June 30, 1996, compared to $580,739 for the same period in 1995. The increase in cash flow from operations over the period was due to an increase in cash received from rentals and other income received, offset by an increase in cash paid for operating expenses.

 Cash distributions by the Partnership to the partners during the six months ended June 30, 1996, totaled $19,910. Of the total amount, $19,710 was distributed to the Limited Partners and $200 was distributed to the General Partner.

 The General Partner believes that the Partnership's current and future cash availability will be sufficient to meet the Partnership's liquidity requirements, absent any unanticipated cost increases or adverse market conditions.

 As of June 30, 1996, the Partnership has paid all outstanding amounts owed to Clover and its affiliates. There were no outstanding amounts owed to Clover and its affiliates and the Partnership made no payments to Clover and its affiliates during the six months ended June 30, 1996.

 As of June 30, 1996, the Willowbrook Joint Venture owed a total of $326,293 to Clover and its affiliates, including $7,161 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from the proceeds of the Sale of the Willowbrook Apartments.

 During the first six months of 1996, The Willowbrook Joint Venture continued its program instituted in 1993 at The Willowbrook Apartments to upgrade apartment interiors with new appliances and carpeting, combined with an aggressive marketing program.

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

Results of Operations

    Three and Six Months Ended June 30, 1996 vs. June 30, 1995

 Partnership revenues do not include the revenues from the Willowbrook
Apartments.

 The Partnership earned interest of $761 and $1,437 for the three and six month periods ended June 30, 1996, compared to $732 and $1,119 for the same periods of 1995.

 The Partnership's loss after amortization for the three and six month periods ended June 30, 1996, was $3,712 and $35,870 compared to income after amortization of $4,063 and $1,207 for the same periods in 1995. The increase in net loss is primarily the result of the recognition of an impairment loss on the investment in The Willowbrook Joint Venture of $40,000.

 Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture for the three and six month periods ended June 30, 1996, was $524,691 and $1,036,444 compared to $502,607 and $997,340 for the same periods in 1995. Other income for the three and six month periods ended June 30, 1996, was $14,100 and $26,281 compared to $8,033 and $13,617 for the same periods in 1995. Interest income for the three and six month periods ended June 30, 1996, was $45 and $183 compared to $46 and $530 for the same periods in 1995. The increase in rental income is primarily the result of an increase in average rental rates over the prior periods. The increase in other income was due to an increase in miscellaneous charges to tenants including late fees and utility reimbursements.

 The average effective rental rates for The Willowbrook Apartments for the three and six months ended June 30, 1996, were $1,827 and $3,666 as compared to $1,806 and $3,603 for the same periods in 1995. The average occupancy for the Willowbrook Apartments for the three and six months ended June 30, 1996, was 93.0% and 94.2% compared to 93.1% and 92.8% for the same periods in 1995.

 Operating expenses for The Willowbrook Apartments for the three and six months ended June 30, 1996, were $314,657 and $599,404 compared to $268,792 and
$530,294 for the same periods in 1995. The increase in operating expenses over the prior periods is primarily the result of increased snow removal, maintenance, and utility expenses. These increases can be attributed to the severe winter and spring conditions at the property in the three and six months ended June 30, 1996.

 The Joint Venture's income after depreciation for the three and six month periods ended June 30, 1996, was $58,917 and $167,593 compared to $113,641 and $219,739 for the same periods in 1995. The decrease in income after depreciation in 1996 is primarily the result of increase in operating expenses and professional services, offset by an increase in rental and other income.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a)   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:  None filed during the quarter ended June 30, 1996.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 1, 1996, the General Partner submitted three separate proposals the Limited Partners. The first proposal ("Willowbrook Sale Proposal") was to approve the specific sale of the Willowbrook Apartments to Berwind Property Group, Inc. and First Montgomery Properties, Ltd. (the "Buyers"), pursuant to the terms of an Agreement of Sale between the Willowbrook Joint Venture (the "Joint Venture") and the Buyers entered into on February 7, 1996, as amended, for a purchase price of $9,850,000 (the "Sale"). The second proposal ("Willowbrook Alternative Sale Proposal") would authorize the sale of Willowbrook to another buyer ("Alternative Sale"), if approved by the General Partner. An Alternative Sale would be authorized if the Sale was approved, but was not completed for any reason. The third proposal ("Willowbrook Financing Proposal") was to authorize the Joint Venture, on or before December 31, 1997, to borrow up to $7,000,000 (the "Loan") and to grant a non-recourse, first priority mortgage and security interest on the Willowbrook Apartments as a security for the Loan, if the Sale was not approved or was not completed.
A special meeting of the Limited Partners of each of the three partnerships was held on June 28, 1996.

The unit holders of the Partnership voted on the proposals as follows:


                                               In Favor    Opposed    Abstained   No Response

       Willowbrook Sale Proposal                52.44%      0.55%       0.27%        46.74%
       Willowbrook Alternative Sale Proposal    51.74%      0.66%       0.86%        46.74%
       Willowbrook Financing Proposal           40.27%     10.69%       2.30%        46.74%

The unit holders of Clover Income Properties, L.P. voted on the proposals as follows:

                                               In Favor    Opposed    Abstained   No Response

       Willowbrook Sale Proposal                59.31%      0.13%       0.40%        40.16%
       Willowbrook Alternative Sale Proposal    56.05%      2.76%       1.03%        40.16%
       Willowbrook Financing Proposal           37.52%     19.58%       2.74%        40.16%

The unit holders of Clover Income Properties II, L.P. voted on the proposals as follows:



                                               In Favor    Opposed    Abstained   No Response

       Willowbrook Sale Proposal                53.97%      0.22%       1.17%        44.64%
       Willowbrook Alternative Sale Proposal    52.28%      1.50%       1.58%        44.64%
       Willowbrook Financing Proposal           40.38%     11.39%       3.59%        44.64%


The Willowbrook Sale Proposal and the Willowbrook Alternative Sale Proposal were adopted by the requisite majority vote of the Limited Partners of each of CIP, CIP II, and CIP III. The Willowbrook Financing Proposal was not adopted.


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



                                          CLOVER INCOME PROPERTIES III, L.P.

                                          By:  CROWN MANAGEMENT CORP.



                                          By:  /s/Donald N. Love
                                               Donald N. Love, President



                                          By:  /s/Stanley E. Borucki
                                               Stanley E. Borucki, Treasurer



                                          Date:  August 14, 1996